Form 10-K
period 2022-12-31
SharpLink Gaming Ltd.
filed 2023-04-05
CIK 1025561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 000-1025561

SHARPLINK GAMING LTD.
(Exact name of registrant as specified in its charter)

Israel	98-1657258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Washington Avenue North,Suite 104, Minneapolis, Minnesota	55401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 612-293-0619

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary Shares	SBET	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐

Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $21,461,158.

As of March 31, 2023, there were 26,880,250 Ordinary Shares, par value $0.02 per share, issued and outstanding.

SHARPLINK GAMING LTD.

PART I

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management and involve risks and uncertainties. Forward-looking statements include statements regarding our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion. Forward-looking statements include our assessment, from time to time of our competitive position, the industry environment, potential growth opportunities, the effects of regulation and events outside of our control, such as natural disasters, wars or health epidemics. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things:

•	unexpected technical and marketing difficulties inherent in major research and product development efforts;

•	our ability to remain a market innovator, to create new market opportunities, and/or to expand into new markets;

•	the potential need for changes in our long-term strategy in response to future developments;

•	our ability to attract and retain skilled employees;

•	our ability to raise sufficient capital to support our operations and fund our growth initiatives;

•	unexpected changes in significant operating expenses;

•	changes in the supply, demand and/or prices for our products and services;

•	increased competition, including from companies which may have substantially greater resources than we have;

•	the impact of potential security and cyber threats or the risk of unauthorized access to our, our customers’ and/or our business partners’ information and systems;

•	changes in the regulatory environment and the consequences to our financial position, business and reputation that could result from failing to comply with such regulatory requirements;

•	our ability to continue to successfully integrate acquired companies into our operations;

•	our ability to respond and adapt to unexpected legal, regulatory and government budgetary changes, including those resulting from the ongoing COVID-19 pandemic, such as vaccine mandates, the threat of future variants and resulting government-mandated shutdowns, quarantine policies, travel restrictions and social distancing, curtailment of trade and other business restrictions affecting our ability to market our products and services;

•	varying attitudes towards sports and online casino games and poker (“iGaming”) data providers and betting by foreign governments;

•	failure to develop or integrate new technology into current products and services;

•	unfavorable results in legal proceedings to which we may be subject;

•	failure to establish and maintain effective internal control over financial reporting; and

•	general economic and business conditions in the United States and elsewhere in the world, including the impact of inflation.

Set forth below in Item 1A, “Risk Factors,” are additional significant uncertainties and other factors affecting forward-looking statements. The reader should understand that the uncertainties and other factors identified in this Annual Report are not a comprehensive list of all the uncertainties and other factors that may affect forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements or the list of uncertainties and other factors that could affect those statements.

Our consolidated financial statements appearing in this annual report are prepared in U.S. dollars and in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. All references in this Annual Report on Form 10-K to "dollars” or "$” are to U.S. dollars and all references in this Annual Report to "NIS” are to New Israeli Shekels.

In this Annual Report on Form 10-K, unless the context indicates otherwise, references to “SharpLink Gaming,” “SharpLink,” “our Company,” “the Company,” “we,” “our,” and “us” refer to SharpLink Gaming Ltd., an Israel corporation, and its wholly owned subsidiaries.

ITEM 1. BUSINESS

Overview

Founded in 2019 and headquartered in Minneapolis, Minnesota, SharpLink Gaming Ltd. is a leading business-to-business provider of performance marketing and advanced technology-enabled fan engagement and conversion solutions for the fast emerging U.S. sports betting and iGaming industries.  Our base of marquis customers and trusted business partners comprise  many of the nation’s leading sports media publishers, leagues, teams, sportsbook operators, casinos and sports technology companies, including Turner Sports, NASCAR, PGA TOUR, National Basketball Association (“NBA”), National Collegiate Athletic Association (“NCAA”), NBC Sports, BetMGM, Party Poker, World Poker Tour and Tipico, among numerous others.

We continue to make deliberate and substantial investments in support of our long-term growth objectives.  Our primary growth strategy is centered on cost effectively monetizing our own and our customers’ respective online audiences of U.S. fantasy sports and casual sports fans and casino gaming enthusiasts by converting them into loyal online sports and iGaming bettors. We are endeavoring to achieve this through deployment of our proprietary conversion technologies, branded as our “C4” solutions, which are seamlessly integrated with fun, highly engaging fan experiences.  Purpose-built from the ground-up specifically for the U.S. market, SharpLink’s C4 innovations are designed to help unlock the lifetime value of sports bettors and online casino players.  More specifically, C4:

•	COLLECTS, analyzes and leverages deep learning of behavioral data relating to individual fans;
•	CONNECTS and controls fan engagement with real-time, personalized betting offers sourced from U.S. sportsbooks and casinos in states where online betting has been legalized;
•	CONVERTS passive fantasy sports and casual sports fans into sports bettors on a fully automated basis; and
•

readily enables gaming operators and publishers to CAPITALIZE on acquiring and scaling sports betting and iGaming depositors, resulting in higher revenue generation and greatly enhanced user experiences.

We reach fans and cultivate audience growth and activation through our four primary operating segments: 1) Sports Gaming Client Services ; 2) SportsHub Games Network/Fantasy Sports; 3) Affiliate Marketing Services – International; and  4) Affiliate Marketing Services – United States.

The Company previously owned and operated an enterprise telecom expense management business (“Enterprise TEM”) acquired in July 2021 in connection with SharpLink’s go-public merger with Mer Telemanagement Solutions.  Beginning in 2022, we discontinued operations for this business unit and sought a buyer for the business.  On December 31, 2022, we completed the sale of this business to Israel-based Entrypoint South Ltd.

SharpLink is guided by an accomplished, entrepreneurial leadership team of industry veterans and pioneers encompassing decades of experience in delivering innovative sports solutions to partners that have included Turner Sports, Google, Facebook, the National Football League (“NFL”), NCAA and NBA, among many other iconic organizations, with executive experience at companies which include ESPN, NBC, Sportradar, AOL, Betfair and others.

As of March 2023, the Company’s state regulatory initiatives have resulted in SharpLink being licensed and/or authorized to operate in 24 U.S. states, the District of Columbia and Ontario, Canada, which represents nearly 100% of the legal online betting market in North America.

By leveraging our technology and building on our current client and industry relationships, SharpLink believes we are well positioned to earn a leadership position in the rapidly evolving sports betting and iGaming markets by driving down customer acquisition costs, materially increasing and enhancing player engagement and delivering users with high lifetime value to our proprietary web properties and to those of our gaming partners.

During the fiscal years ended December 31, 2022 and 2021, we generated revenues of $7,288,029 and $2,635,757, respectively, representing an increase of 177% on a comparative year-over-year basis.

Organizational History

Go-Public Merger with Mer Telemanagement Solutions Ltd.

Formerly known as Mer Telemanagement Solutions Ltd. (“MTS”), the Company was incorporated as a public limited liability company under the laws of the State of Israel in December 1995. The Company continues to operate under such laws and associated legislation of an Israeli business. In July 2021, MTS completed a merger between New SL Acquisition Corp., its wholly owned subsidiary, and SharpLink, Inc. (the “MTS Merger”). In the MTS Merger, SharpLink, Inc. was treated as the acquirer for accounting purposes because, among other reasons, its pre-merger shareholders held a majority of the outstanding shares of the Company immediately following the merger. After the merger, the Company changed its name from Mer Telemanagement Solutions Ltd. to SharpLink Gaming Ltd. and its NASDAQ ticker symbol from MTSL to SBET.

FourCubed Acquisition

On December 31, 2021, in a combination of cash and stock transaction, we acquired certain assets of 6t4 Company, a Minnesota corporation and FourCubed Management, LLC, a Delaware limited liability company (collectively “FourCubed”), including FourCubed’s iGaming and affiliate marketing network, known as PAS.net. For more than 16 years, FourCubed provided its global iGaming operating partners with affiliate marketing services. The strategic acquisition of FourCubed brought SharpLink an industry respected operating team with decades of combined experience in conversion through affiliate marketing services and in securing highly profitable, recurring net gaming revenue contracts with many of the world’s leading iGaming companies, including Party Poker, bwin, UNIBET, GG Poker, 888 poker, betfair and others. Originally established in 2005, FourCubed’s international iGaming affiliate network, Poker Affiliate Solutions (“PAS”) is currently comprised of over 12,000 sub-affiliates and has delivered nearly two million referred players since it was launched in 2008 at www.pas.net.

Merger with SportsHub Games Network Inc. (the “SportsHub Merger”)

SharpLink, SHGN Acquisition Corp., a Delaware corporation and wholly owned subsidiary of SharpLink (“Merger Subsidiary”), SportsHub Games Network Inc. (“SportsHub”) and Christian Peterson, an individual acting as the SportsHub stockholders’ representative entered into a Merger Agreement on September 7, 2022. The Merger Agreement, as amended, contained the terms and conditions of the proposed business combination of SharpLink and SportsHub. Pursuant to the Merger Agreement, as amended, on December 22, 2022, SportsHub merged with and into Merger Subsidiary with Merger Subsidiary surviving as a wholly owned subsidiary of SharpLink. In association with the transaction, SharpLink issued, in the aggregate, 4,319,263 ordinary shares to common and preferred stockholders of SportsHub, on a fully diluted basis. An additional aggregate of 405,862 ordinary shares are being held in escrow for SportsHub shareholders who have yet to provide the applicable documentation required in connection with the SportsHub Merger, as well as shares held in escrow for indemnifiable losses and for the reimbursement of expenses incurred by the Stockholder Representative in performing his duties pursuant to the Merger Agreement.

Sale of Legacy MTS Business

On December 31, 2022, SharpLink closed on the sale of its legacy MTS business (“Legacy MTS”) to Israel-based Entrypoint South Ltd., a subsidiary of Entrypoint Systems 2004 Ltd. In consideration of Entrypoint South Ltd. acquiring all rights, title, interests and benefits to Legacy MTS, including 100% of the shares of MTS Integratrak Inc., one of the Company’s U.S. subsidiaries, Entrypoint South Ltd. will pay SharpLink an earn-out payment (an “Earn-Out Payment”) equal to three times Legacy MTS’ Earnings Before Interest, Taxes and Depreciation for the year ending December 31, 2023, up to a maximum earn-out payment of $1 million (adjusted to reflect net working capital as of the closing date). Within ten (10) calendar days of the approval by the board of directors of the Buyer of the audited annual financial statements of the Business as at December 31, 2023, and for the 12-month period ending on such date (as applicable, the "Earn-Out Schedule Delivery Date”), which shall occur no later than May 31, 2024, Buyer shall deliver to the Seller a schedule certified by its Chief Executive Officer and Chief Financial Officer (an "Earn-Out Schedule”) setting forth the computation of the Earn-Out Payment (as applicable), if any, together with the calculation thereof in an agreed Excel table format (including, but not limiting to all relevant details of the EBITDA calculations for the year 2023).

Change from Foreign Private Issuer to Domestic Issuer

Prior to January 1, 2023, SharpLink, an Israel corporation, qualified as a foreign private issuer.  There are two tests to determine whether a foreign company qualifies as a foreign private issuer: the U.S. shareholder test and U.S. business contacts test. Under the U.S. shareholder test, a foreign company will qualify as a foreign private issuer if 50% or less of its outstanding voting securities are held by U.S. residents.  If a foreign company fails this shareholder test, it will still be considered a foreign private issuer unless it fails any one part of the U.S. business contacts test.  The U.S. business contacts test includes the following three parts: 1) the majority of the company’s executive officers or directors are U.S. citizens or residents; 2) more than 50% of the issuer’s assets are located in the United States; or 3) the issuer’s business is administered principally in the United States.  Because we failed these tests, we are no longer a foreign private issuer and effective January 1, 2023, we are required to comply with the reporting requirements under the rules and regulations of the Exchange Act, applicable to U.S. domestic companies.

Operating Segments

The table below reflects our revenue by operating segment for the years indicated below:

	For the Year Ended December 31,
Segment	2022	2021
Sports Gaming Client Services	$2,493,685	$2,424,229
SportsHub Games Network/Fantasy Sports (Dec 22-31, 2022)	951,196	-
Affiliate Marketing Services - International	3,427,698	-
Affiliate Marketing Services – United States	415,450	211,528
Total	$7,288,029	$2,635,757

Sports Gaming Client Services

Based in Collinsville, Connecticut, SharpLink’s Sports Gaming Client Services (“Client Services”) business unit was originally established in 2006 as Sports Technologies Inc., or STI.  STI was founded by Chris Nicholas, our current Chief Operating Officer. STI was acquired by SharpLink’s former parent company, SportsHub Games Network, Inc. (“SportsHub”), in 2016. In November 2020, SportsHub spun off STI and SharpLink subsequently acquired STI in an all-stock transaction.

SharpLink’s Client Services division designs, develops, tests, hosts and manages online Free-To-Play (“F2P”) games and mobile apps for a licensing fee. We also integrate sports betting markets for major league and media clients for a licensing fee. We hold longstanding F2P game development agreements with several of the biggest names in sports, including Turner Sports, NBA, NFL, PGA TOUR and the Women’s Tennis Association.

In 2022, our Client Services group supported more than two million players and delivered over 40 bespoke F2P games to more than a dozen clients. To highlight a few, for the past 13 years, we have produced the official NCAA March Madness Live bracket challenge in collaboration with Turner Sports; delivered three F2P games for the NBA, including the very popular Playoffs Bracket Challenge; built multiple game titles for both NASCAR and the PGA Tour, extending our working relationship with those leagues to over ten years each; and created the Stanley Cupple game for the NHL – a game similar to the social word game sensation, Wordle. In addition, we launched two games for global betting giant Tipico in anticipation of Ohio becoming a legal betting state on January 1, 2023.  The first was a highly interactive, in-stadium digital scratch-off game revealing three in-game proposition bets, or props, for fans attending home games of the Columbus Crew held through the end of the 2022 MLS season; and the second launched in mid-November was the Win Ohio football props game which challenged players to choose from a slate of props available on college and NFL football games each weekend through the 2022 NFL regular season.

Subsequent to the end of 2022, BetMGM named SharpLink as a developer of F2P games and contests for the leading sports betting and iGaming operator.  We will leverage our Client Services team’s game development expertise and the integration of our C4 technology to launch a portfolio of diverse and entertaining F2P games designed to reach, engage and drive engagement of sports fans to sports bettors across the jurisdictions where BetMGM is currently licensed to be operative.  SharpLink is currently pursuing additional new business arrangements with other top professional sports leagues, teams, sportsbooks and media companies in the United States.

SportsHub Games Network/Fantasy Sports

On December 22, 2022, SharpLink completed its merger with SportsHub.  Originally founded in 2015 by Rob Phythian, our current Chief Executive Officer, and based in Minneapolis, SportsHub owns and operates a variety of real-money fantasy sports and sports simulation games and mobile apps on its platform; and is licensed or authorized to operate in every state in the United States where fantasy sports play is legal and in which SportsHub has elected to operate based on the financial viability of operating there. The platform currently reaches more than two million fantasy sports fans who spent approximately $40 million on our portfolio of digital gaming experiences and contests in 2022.

SportsHub’s platform currently includes the following line-up of fantasy sports-related assets:

●

National Fantasy Championships (nfc.shgn.com) – the premier operator of high stakes fantasy football, baseball, basketball and hockey contests with grand prize payouts as high as $250,000 and featuring the industry’s premier live draft experience in Las Vegas and New York;

●

Bestball10s (bestball10s.shgn.com) – the hugely popular season-long best ball fantasy league format that provides users with the fun of drafting their teams without the burden of managing their roster every week;

●

Fanball (fanball.com) – one of the top daily fantasy sports destinations where NFL, MLB and NBA fans compete against similarly skilled players in draft, auction and salary cap style daily fantasy sports contests;

●	Fantasy National Golf Club (fantasynational.com) – a provider of world class data analysis and research tools for fantasy golf players and sports bettors;
●

WhatIfSports (whatifsports.com) – one of the leading sports simulation sites featuring online simulation games and predictions for MLB, NFL, NHL, NBA, NCAA sports and more, allowing players to compete in a full season with their respective dream teams drafted from past and present seasons; and

●

LeagueSafe (leaguesafe.com) – an online platform for private fantasy leagues to collect entry fees, provide transparency into league transactions, secure funds throughout the season, encourage timely payment of entry fees, and facilitate end-of-season payouts. LeagueSafe is the trusted source for collecting and protecting private fantasy league dues since 2008 and attracts over 150,000 paying users each year.

What Are Fantasy Sports?

Season-long fantasy sports involve game players, or “team owners,” choosing a line-up of real sports athletes in an online selection process, or a draft, to assemble a fantasy team. Athletes’ real-game statistics are compiled and compared to see whose fantasy team has done the best and points are given accordingly as determined by the platform it is played on. Players track how their fantasy team is doing through the applicable season using various websites or mobile apps. Many players form leagues with friends and compete against only people they know, while others join public leagues hosted by website or apps and compete against other fans’ leagues. In fantasy sports, most everyone manages a roster by adding, dropping, trading and selling players to keep winning.

Based on the number of team owners in each fantasy sports league, there are different possible payout structures, which are typically determined by the “commissioner” who is appointed by the team owners. The commissioner’s primary responsibility is to decide the type of fantasy league they are running, what platform they will use to manage their league, and to set rules regarding points scoring and trades ahead of the start of each season. He or she is also the person that fellow team owners turn to if there is a major disagreement amongst owners or a lag in the leagues scoring updates, among other disputes. If the league plays for money, then it is the commissioner’s responsibility to ensure everyone’s entry fees are paid in and winnings are paid out.

Daily fantasy sports (“DFS”) games are similar to season-long games, however online contests range from a day to a week, depending on the sport. DFS competitors draft a player roster and those players earn points based on their respective in-game performance. Team owners can compete in both public or private tournaments, form leagues with friends, family members and coworkers, join other public leagues or play head to head with other owners.

National Fantasy Championships | High Stakes Fantasy Sports (nfc.shgn.com)

National Fantasy Championships (“NFC”) was originally created in 2004 to host a set of high stakes fantasy football (“NFFC”) and baseball (“NFBC”) competitions. With live drafts in Las Vegas, New York and Chicago, in its first season, NFFC drew 224 teams at $1,250 each for the main event with a $100,000 grand prize. The same year, NFBC also hosted live drafts in Las Vegas, New York and Chicago, drew 195 teams for the main event and awarded the industry’s first $100,000 grand prize for baseball. The National Fantasy Basketball Challenge (“NFBKC”) was started in the fall of 2006 with just three main event leagues competing for a grand prize of $3,000. After NFC was acquired by SportsHub in 2016, SportsHub expanded NFC to include the National Fantasy Hockey Challenge (“NFHC”) in 2019.

NFC now hosts numerous high stakes fantasy sports competitions for football, baseball, basketball and hockey with millions of dollars in prize winnings awarded across all competitions each year and includes live draft events held each year in Las Vegas and New York City. Players who are not able to make it to the live events can choose online options to compete for the national championships in many of NFC’s contests, such as the $250,000 grand prize in the NFFC Primetime, the $150,000 grand prize in the NFBC main event, the $150,000 grand prize in the Rotowire Fantasy Baseball Online Championship. Over the past 18 years, NFC has paid more than $55 million in prize winnings to its high stakes players.

Bestball10s (bestball10s.shgn.com)

Bestball10 is one of the nation’s most popular best ball fantasy games (as ranked by Footballguys.com, CheatSheetWarRoom.com and others), whereby fantasy league owners draft their team but there is no in-season management – no waiver wire, trades, adds or drops. Instead, the highest-scoring players chosen are optimized to form an owner’s starting lineup every week throughout the season. Leagues are decided by cumulative season points rather than head-to-head matchups. Using Bestball10s’ state-of-the-art draft room, owners can draft their teams in mere hours instead of days or weeks; and can be managed from any mobile device or desktop computer. BestBall10 features multiple tournaments for the NFL, NBA and MLB seasons and awards grand prize winnings of up to $10,000.

Fanball (fanball.com)

Fantasy Sports Acquisition, LLC (“Fanball”), co-founded in 1993 by Rob Phythian, SharpLink’s current Chief Executive Officer, began as one of the industry’s first online fantasy sports sites and the publisher of the world’s first weekly fantasy sports magazine, Fantasy Football Weekly. Fanball was sold in 2005 to FUN Technologies, one of the world’s largest providers of online and interactive casual and fantasy sports games and sports information at that time. In 2007, FUN was acquired by Liberty Media Corporation, which folded Fanball into CDM Sports. In 2015, SportsHub acquired CDM Sports and reinvigorated Fanball as a DFS online destination offering a wide range of free-to-play and paid contests in both standard salary cap, draft and auction type formats for the NFL, MLB and NBA seasons. Easy to use for even novice players, all features and services offered on Fanball can be readily accessed on both desktop and mobile devices and players can quickly enter competitions, draft their squads and make their deposits and cash-outs via its online cashier.

Fantasy National Golf Club (fantasynational.com)

Fantasy National Golf Club is a private golf club for fantasy golfers. Offering world class research tools that allow users to sort over a large range of dates so that they can identify players with the best statistics over specific periods. Based on data officially licensed from the PGA TOUR, information provided ranges from par four performance on specific ranges to how individual pro golfers perform in certain wind conditions, among other stats. Fantasy National Golf Club has an easy to use daily fantasy line-up generator; years of detailed data from each course; a simulator which has simulated every pro golf tournament 1000 times to determine the probability of each player winner; a user-friendly, customizable stat model; a highly interactive ownership model that has leveraged crowd sourced user activity to develop highly accurate ownership projections; betting tools that extend beyond daily fantasy pricing to regularly updated betting odds for those placing wagers in legal states; and tools for head to head betting analysis.

WhatIfSports (whatifsports.com)

WhatIfSports is a sports simulation site featuring online simulation games and predictions for MLB, NFL, NHL, NBA and NCAA sports, analyzing the performance of past and present players and teams and utilizing every stat available to determine the outcome of a wide variety of “what if” scenarios. For instance, in its SimMatchup game, players can battle the 1927 New York Yankees against the 1975 Cincinnati Reds to see who would win; see how many goals Wayne Gretzky would score if he were on the ice with Connor McDavid; or answer the age old debate of whether the 1986 Los Angeles Lakers or the 1996 Chicago Bulls would win on the court? In its SimLeague Baseball game, players can manage a team comprised of their favorite athletes throughout MLB history (draft any player from 1885 through present day), competing against other baseball fans in a full season – complete with trades, play-by-play and hundreds of stats. In its Dynasty games, players can run their own baseball franchise or elect to coach, recruit and run their own college football, basketball or soccer program.

LeagueSafe (leaguesafe.com)

LeagueSafe was created in 2008 with the goal of simplifying and automating the last remaining hassle in fantasy league administration: finance management. Since its founding, LeagueSafe has become one of the most trusted sources for collecting and protecting season-long fantasy league dues and payouts of winnings via proven, secure online and mobile payment platforms. LeagueSafe’s proprietary wallet system empowers leagues to collect entry fee payments, safeguard league fees throughout the season, offers transparency of league finances to all team owners, gives owners the opportunity to validate their commissioners’ intended payouts, and releases funds immediately after the end of the season.

League commissioners can allocate payouts within hours of the end of the season, and league members can receive their winnings immediately using one of several instant payout delivery options. No credit card or bank account information is stored on the site, and each transaction is a one-time event. LeagueSafe generates revenue through the collection of interest earned on the dues held in its wallet system. Users can elect to leave their winnings in their wallets for future use or request payouts at any time.

SportsHub’s Multiple Revenue Channels

Net Gaming Revenues

SharpLink collects fees from customers for daily and season-long online fantasy sports games in advance and recognizes the related fees over the term of the online fantasy game. Net gaming revenue means the gross revenue generated in a transaction reduced by all applicable marketing and platform costs, progressive contributions, gaming taxes, and player-related costs.

Fee Revenues

We collect various forms of fee revenue from customers using our LeagueSafe platform. Our performance obligation is to provide these customers with an online platform to collect entry fees, provide transparency into league transactions, encourage timely payment of entry fees, safeguard funds during the season and facilitate end-of-season prize payouts. Fee revenue related to payment transactions is deferred until the end of the specific season. Other types of fee revenue are recognized on a transactional basis when users complete transactions or when a customer’s account become inactive under the terms of the user agreement.

Subscription Revenues

Our WhatIfSports games provide sports simulation software that our users pay a subscription fee to access over a period of time. SharpLink provides and maintains the software throughout the duration of the season, which constitutes a single performance obligation and revenue is recognized over the term of the service. When a customer subscribes to Fantasy National Golf Club, SharpLink also collects a subscription fee. Our performance obligation under these contracts is to provide our users with access to our intellectual property. Revenue is initially deferred and recognized ratably over the subscription period.

Affiliate Marketing Services Segments

Affiliate Marketing Services – International

On December 31, 2021, in a combination of cash and stock transaction, SharpLink acquired certain assets of FourCubed, including FourCubed’s iGaming and affiliate marketing network, known as PAS.net (“PAS”). For more than 16 years, PAS has focused on delivering quality traffic and player acquisitions, retention and conversions to U.S. regulated and global iGaming operator partners worldwide. In fact, PAS won industry recognition as the European online gambling industry’s Top Affiliate Manager, Top Affiliate Website and Top Affiliate Program for four consecutive years by both igambingbusiness.com and igamingaffiliate.com.  The strategic acquisition of FourCubed brought SharpLink an industry respected operating team with decades of combined experience in conversion through affiliate marketing services and in securing recurring net gaming revenue (“NGR”) contracts with many of the world’s leading iGaming companies, including Party Poker, bwin, UNIBET, GG Poker, 888 poker, betfair and others.

In May 2022, SharpLink announced that its wholly owned subsidiary Trendfront Marketing International Limited, acquired in the FourCubed transaction, was selected by WPT Global to manage the new WPT Global affiliate program as its Master Affiliate (“Master Affiliate”).  As the Master Affiliate, SharpLink will receive a second tier commission from the results that its network of referred affiliated marketers are generating.  WPT Global is a new online gaming operator that has licensed the World Poker Tour brand (“WPT”) to market and promote its gaming platform. Since its launch in 2003, the WPT has been an iconic brand at the forefront of the global poker community. WPT is the premier name in internationally televised gaming and entertainment with brand presence in land-based tournaments, television, online and mobile. With the April 2022 introduction of WPT Global in nearly 100 countries worldwide, fans and players are now able to take their game play to the next level, playing real money games on WPT Global’s online platform, home to the largest pool of recreational players in online poker and designed for fun, fair and secure play.

Affiliate Marketing Services – United States

                As part of our strategy to deliver unique fan activation solutions to our sportsbook and casino partners, in November 2022, we executed the first phase of a planned multi-phase roll-out of our U.S.-focused D2P business with the launch of 15 state-specific affiliate marketing websites. These state-specific domains are designed to attract, acquire and drive local sports betting and casino traffic directly to the Company’s sportsbook and casino partners’ which are licensed to operate in each respective state.  As of March 2023, we own and operate sites serving 17 U.S. states and expect to add Puerto Rico in the second quarter of 2023.

Specifically, the following proprietary affiliate marketing web properties are now live:

•	Arizona – sharpbettingaz.com
•	Colorado – sharpbettingco.com
•	Iowa – sharpbettingia.com
•	Illinois – sharpbettingil.com
•	Indiana – sharpbettingin.com
•	Kansas – sharpbettingks.com
•	Louisiana – sharpbettingla.com
•	Maryland – sharpbettingmd.com
•	Michigan – sharpbettingmi.com
•	New Jersey – sharpbettingnj.com
•	New York – sharpbettingny.com
•	Ohio – sharpbettingoh.com
•	Pennsylvania – sharpbettingpa.com
•	Tennessee – sharpbettingtn.com
•	Virginia – sharpbettingva.com
•	West Virginia – sharpbettingwv.com
•	Wyoming – sharpbettingwy.com

All 17 websites feature key highlights, sports betting offers and special promo codes for partner sportsbooks operating in each state. In addition, four of the 17 state sites – Michigan, New Jersey, Pennsylvania and West Virginia where iGaming has been legalized – feature similar content relating directly to SharpLink’s online casino partners.  As more states legalize sports betting, our portfolio of state-specific affiliate marketing properties will expand to include them. We largely utilize search engine optimization and programmatic advertising campaigns to drive traffic to our D2P sites.

In connection with our national audience aggregation and phased D2P revenue growth initiatives, phase two of our plan will be implemented in the second quarter of 2023 when we launch SharpBetting.com, a sports betting education hub for experienced and novice sports fans. SharpBetting.com is a robust educational website dedicated to teaching new sports betting enthusiasts the fundamentals of, and winning strategies for, navigating the legal sports betting landscape.

The third and final planned phase of our D2P strategy will focus on introducing an entirely new content experience in the fall of 2023, which we expect will bring all our affiliate marketing assets together in a hyper-local, fan-centric experience. Our vision is to power a targeted and personalized sports betting and iGaming environment that organically introduces all fans to our marketing partners through relevant tools, free-to-play games and high quality content – all in a credible environment. The result is expected to be a premium monetization solution that allows us to achieve our audience-building objectives while delivering quantifiable conversion results for our sportsbook and casino partners.

SharpLink’s Affiliate Marketing Services – U.S. group also works closely with a wide range of industry leading sportsbooks to receive, normalize and monitor their betting markets data; and then provides an API to give our partners near real-time access to the latest betting markets and their prices. Additionally, SharpLink manages the ongoing updates to these APIs and markets, removing the technical headache of changing and evolving specifications in a fast-moving industry. The data for every market received from a sportsbook is presented with additional market metadata, enabling partners to quickly cross-reference similar markets across different operators and removing the need for them to parse and map new and changing market names for each sportsbook. Every betting market is also cross-referenced to the relevant sporting entity, allowing SharpLink’s clients to access every market for Patrick Mahomes II, for example, in just one API call. SharpLink’s technologies remove the need for developers to parse and understand these sporting relationships across multiple sports, instead enabling them to leverage existing data sources, such as Sportradar, to automatically select the right markets.

Affiliate Marketing Services Revenues

SharpLink generates revenue from both our Affiliate Marketing Services International and United States segments by earning a commission from sportsbooks and casino operators on new depositors directed to them via our PAS.net affiliate marketing network in international markets and via our proprietary D2P websites in America. Depending on the terms of our marketing agreement with each operator and the type of license SharpLink has been granted in a particular state by its regulator, commissions may be paid in the form of cost per acquisition (“CPA”) or by sharing in NGR generated by the referred depositor. In addition, our Affiliate Marketing Services – U.S. segment provides sports betting data (e.g., betting lines) to sports media publishers in exchange for a fixed fee.

In November 2021, we and Quintar, Inc. (“Quintar”), the developer of the world’s first Augmented Reality (“AR”) centered sport fan technology platform, jointly announced our intent to partner to integrate SharpLink’s C4 sports betting conversion technology with Quintar’s Q.Reality technology to produce an AR experience that combines live sporting events with real-time sports betting for sports fans in legal betting states – whether they are at the event or viewing live game action from home on the television. Quintar is currently focused on implementing its phased development roadmap for its Q.Realityplatform and will look to integrate SharpLink’s sports betting conversion technology into its capabilities as it further evolves.

Market Opportunity

Online Sports Betting

Prior to May 2018, the Professional and Amateur Sports Protection Act of 1992, or “PASPA,” restricted the ability of individual states to legalize sports betting in the United States. However, in May 2018, the U.S. Supreme Court ruled that PASPA violated the United States Constitution. As a result of the Supreme Court’s decision, the federal restrictions on sports betting under PASPA were no longer enforceable, giving individual states the power to legalize sports betting. Since PASPA overturned the federal ban on regulated sports wagering outside of Nevada, all but 16 states in the country have legalized sports betting in some capacity and have collectively benefited from over $2.6 billion generated in taxes/jurisdiction revenue from June 2018 through March 14, 2023. (Source: LegalSports Report, March 14, 2023, https://www.legalsportsreport.com/sports-betting/revenue/).

According to the latest analysis from PlayUSA published in December 2022, the U.S. sports betting market is poised for a record-breaking year in 2023. In total, PlayUSA reports that it expects legal states to generate nearly $120 billion in handle and nearly $9 billion in revenue during the year. Considering that the total handle wagered in November 2022 for all legal states hit a new record high, cresting $10 billion for the month, the 2023 growth outlook for U.S. sports betting is on pace to meet and, perhaps, exceed this forecast.

In February 2023, the American Gaming Association (“AGA”) reported that a record 50.4 million American adults were expected to wager $16 billion on Super Bowl LVII alone – with 30 million projected to place bets online. The total amount expected to be wagered is more than double the amount from 2021. Hard data was used to back up the AGA’s predictions of a record-setting betting market for this year’s game. GeoComply, which handles nearly all the online betting traffic for the U.S. sports betting market to verify a customer is in a particular location where such bets are legal, said it had recorded over 550 million geolocation checks during the NFL playoffs from January 14-29, 2023; and subsequently announced on February 12, 2023 that it had conducted a record 100 million geolocation checks across 23 U.S. states and the District of Columbia with legal, online sports betting during Super LVII weekend.

iGaming

                iGaming is any kind of online betting that wagers on the future outcome of a game or event.  Sports betting, online casinos, poker and eSports all fall under the iGaming definition.  However, the legality of iGaming has different timelines around the world, and the U.S. is one of the most recent to establish a regulated iGaming market. This compares to the United Kingdom, which has enjoyed regulated online sports betting, casinos and poker sites since 2005.  In fact, as of the end of 2022, just seven U.S. states have legalized online casino games, poker or both: Connecticut, Delaware, Michigan, Nevada, New Jersey, Pennsylvania and West Virginia. Although yet nascent, the U.S. iGaming industry presents a compelling growth opportunity for industry stakeholders as more states seek to legalize, regulate and tax iGaming.

Free-To-Play Sports Games

                As sports betting continues to proliferate in the United States, F2P sports games continue to play an important role in allowing operators to offer engaging services in states where sports betting is not legal, attract and educate prospective new sports bettors where it is legally permitted, and provide a host of other benefits to operators, including building brand awareness and capturing big data and deep behavioral insights on would-be bettors.  F2P is an opportunity for players to engage with games and products for fun or practice, sometimes in real-time.  F2P provides the same entertaining gameplay, even offering bonus rewards or prizes found in real-money games, while allowing game producers, brands and operators to cultivate audience.  Moreover, F2P allows operators to tap into sports fans who have yet to engage in real money sports betting or DFS, but are intrigued by the prospect of learning how to become real online sports bettors  -- something they can do by playing F2P games.

As the sports betting landscape continues to evolve, the ways fans interact with the various games that interest them will change as well. Fans are looking for innovation not only in the game, but how they interact with it. According to an article published in Global Gaming Business Magazine, “The old saying goes that innovation is the mother of invention. The same is true of the sports betting market of the future. Today’s bettors and those in the future are looking for innovation in their experience. F2P allows operators to test various methods and innovate the experience to see what resonates with sports fans who may want to bet, if they don’t already... Sometimes the fan is forgotten in the experience, and creating a conversation between the fan and the game through an F2P offering can ensure that the fan is kept in mind.”

Sports are about fan interaction, creating a conversation between fellow fans and opposing fans alike, and building that relationship between the fan, the team and the sports that they love. By creating that dialogue, organizations can build further affinity for the sport and keep the fans engaged at a higher level, whether they are in-venue, watching from the comfort of their own home, or sitting at a bar with other fans. F2P also allows operators to find a more reasonable acquisition cost per player in a competitive market that has some operators providing several hundreds, if not thousands, of dollars in promotional play, providing an F2P option early and continuously can bring in players at a much lower cost and build enduring affinity with the player.

Fantasy Sports

On a global basis, the Fantasy Sports Market was valued at $21.39 billion in 2021 and is expected to reach $44.07 billion, with an estimated CAGR of 12.92% over the forecast period of 2022-2027, according to a report published by market research firm Mordor Intelligence in June 2022. In this report, the author states, “The increasing popularity of players, the emergence of sports leagues, growing investment in digital and Internet infrastructure and the launch of fantasy sports applications as other means to connect with fans’ favorite sports are some of the factors driving the market’s growth.”

In September 2022, research firm Market Decipher forecasted in its report titled, “Global Fantasy Sports Market Size, Statistics, Trend Analysis and Forecast Report, 2022-2032,” that the industry will reach $92.61 billion by 2032 with North America and India expected to lead the growth. In fact, Technavio, another independent market research firm, is projecting that 41% of the growth in the global industry will originate in North America between its forecasted period of 2021-2026.

Based on its May 2022 survey of 2,000 American adults, research firm Leger reported that approximately 20% of all Americans over the age of 18, or approximately 50.4 million people, now play fantasy sports, an increase of six million versus 2021 when the U.S. sports industry was still in the throes of the COVID pandemic. The Leger study also showed that DFS continued to grow with over 30 million U.S. adults playing – up 12% over 2019 when the number was last calculated. Data from the study also reflected that the crossover between DFS players and season-long fantasy players is up significantly, too. Looking strictly at key behavioral indicators of a fantasy sports player, the NFL, MLB and NBA continue to be the most popular sports leagues with players -- with eSports making a huge jump among DFS players.

Affiliate Marketing

Search for odds or lines on any given match-up, and the vast majority of search results will spring from affiliate marketing sites. The affiliate market has a long history of operating in tandem with sports betting, reaching back to much-more-mature markets like the United Kingdom and countries throughout Europe – or even beyond locally regulated online betting – and into the early annals of U.S. sports betting upon PASPA’s 2018 repeal.  However, today, the value of a modern affiliate marketer goes far beyond the number of first-time depositors they generate in a month.  Rather, they also provide expert feedback, educate new players and offer a low-risk marketing alternative to traditional advertising, as they are paid on performance.

Virtually every online gambling operator in the Unites States utilizes affiliate marketing, also referred to as performance marketing, to get their brand in front of the most valuable customers -- the high intent customers.  Many of the end-users that browse an affiliate website have already decided that they are going to open an account with a sportsbook and wager online; however, they have not yet decided where they want to do that.

Due to technical tools and features like digital marketing, analytics and the extended usage of cookies, affiliate marketing  in sports betting has become extremely cost effective to implement and measure, making it a billion-dollar industry. In the U.S., affiliate marketing spending was estimated to reach $8.2 billion in 2022 and is projected to grow to reach approximately $13 billion in 2023, according to statistics published by Demand Sage, an advanced business intelligence solutions company.  Other statistical data supplied by Demand Sage include the following:

•	Affiliate Marketing is used by 83% of marketers to raise brand recognition;
•	Bloggers and review sites are the leading channels for affiliate marketing;
•	Some of the top businesses in the world get 5-30% of their Internet revenue via affiliate marketing;
•	Affiliate programs are the most important client acquisition method for 40% of U.S. firms; and
•

The future of affiliate marketing is inextricably linked to the Internet market in the United States; according to available statistics, the U.S. has the largest share of the worldwide affiliate marketing accounting for 39%.

Competition

A number of businesses exist in the markets in which SharpLink operates – namely the B2B provision of sports data-driven technology and related services to the sports betting and iGaming industries. These businesses generally fall into three categories: small companies with some similar products but with minimal distribution; companies that acknowledge official rights but lack meaningful scale; and genuine competitors that offer similar products and services to the same target clients. SharpLink considers its most direct and relevant competitors to be Gambling.com, Catena Media, Bettor Collective, Genius Sports, Sportradar, Fresh8Gaming (acquired by Sportradar in March 2021) and MetaBet.

The specific industries in which we operate are characterized by dynamic customer demand and technological advances, and there is significant competition among sports betting and iGaming affiliate marketers, F2P game developers and fantasy sports property operators. A number of established, well-financed companies producing online gaming and/or sports betting conversion products and services compete with our product offerings, and other well-capitalized companies may introduce competitive services. There has also been consolidation among competitors in the sports betting and iGaming industries and such consolidation and future consolidation could result in the formation of larger competitors with increased financial resources and altered cost structures, which may enable them to offer more competitive products and services, gain a larger market share, expand their product and service offerings and broaden their geographic scope of operations.

In its sports gaming betting services business, SharpLink and one or more of its competitors may often simultaneously serve the same clients. SharpLink’s competitors have their own portfolio of technology products and services, and sportsbooks rarely agree to have exclusive agreements with just one provider as this prevents them from offering a broad range of solutions, placing them at a competitive disadvantage. These dynamics result in a highly competitive industry.

Our Competitive Strengths

SharpLink believes that the principal differentiating factors in the sports data industry include the breadth and depth of its market-centric portfolio of conversion solutions, reliability of key services, relationships with sportsbooks and leagues, ease of integration and scalability. SharpLink’s products, services, experience, industry relationships and corporate culture allow it to compete effectively across all these factors. By delivering what SharpLink believes is an unprecedented level of user engagement and stickiness for our valued clients made possible by our proprietary C4 technology solutions, we helps our clients to reduce their customer acquisition costs and achieve significantly higher customer lifetime values.

Key Growth Strategies

                The key elements of SharpLink’s long-term growth strategy are focused on:

●

Continuing to invest in the development and expansion of our proprietary C4 conversion technologies and tech-enabled sports marketing solutions.  Our research and development efforts are critical building blocks of us, and we intend to continue investing in our own innovations, pioneering new and enhanced products and services that lead to our converting millions of sports fans into sports and iGaming depositors for our sportsbook partners.  We believe that by investing in research and development, we can perpetuate the trust and fidelity that we have earned with our customers and with sports fans by continuing to deliver innovative highly immersive fan engagement experiences and quantifiable, cost-effective conversion solutions.

●

Growing our audience of sports fans engaging with our current portfolio of real-money fantasy sports, F2P games and local affiliate marketing web properties. With our differentiated brands and organic virality, strong funnel of new customers and continued focus on marketing efficiencies, we remain intent on monetizing the growing number of U.S. sports fans passionate about the sports, teams and players they love – and providing them with the ability to fully express their personal fandom through direct connectivity with the greater sports ecosystem – ultimately expanding from conversion to sportsbook and casino depositors to customers of live sports event tickets, sports merchandise and sports streaming services, among other in-demand products and services.

Our current digital platform, which is currently reaching over two million fantasy game players, and another two million through our bespoke F2P games created for our clients, is enabling SharpLink to connect, engage, track and deliver contextualized and personalized content designed to entertain, educate and convert them into sports bettors, real money casino players and active sports brand consumers. This platform also provides us with valuable quantitative and qualitative customer data that we will continue to leverage to inform all aspects of our business operations – from technology and product development to marketing and formation of strategic new business partnerships.

●

Expanding our SportsHub/Fantasy Sports platform to further penetrate the emerging U.S. online sports betting market. In October 2021, SportsHub and we integrated our C4 sports betting conversion technology with National Fantasy Championships (“NFC”) and Fanball Daily Fantasy Sports gaming websites to proactively engage and convert this high-stakes fantasy game players into sports bettors in states where online sports betting has been legalized.

A recent June 2022 study performed by polling firm Leger for the Fantasy Sports & Gaming Association found that 69.5 million adults in the United States either bet on sports or play some type of fantasy sports. The survey also estimated that 59% of that population are doing both. The Leger study showed that 98% of fantasy sports players who started betting also continued to play fantasy sports and 63% of sports bettors are now using the Internet to place their bets. This suggests that there exists an opportunity for SportsHub to engage and convert its growing base of fantasy sports games into sports bettors could lead to pronounced revenue growth for SportsHub in the future through the addition of net gaming revenues earned from sports betting on its platform or customer acquisition fees earned through direct referrals of new sports bettors to sportsbooks.

15

•

Designing and implementing new highly engaging fantasy sports games and adopting advanced technologies to enhance user experience. We will continue to expand and enhance our portfolio of fantasy sports games to increase revenues and drive deeper market penetration of the global Fantasy Sports Market. We also believe that there is an opportunity to leverage artificial intelligence and machine learning to drive even greater efficiencies in our customer acquisition and retention strategies and materially enhance user experience for our customers.

•

Effectively managing our growth portfolio for long-term value creation. Our production and development programs present numerous investment opportunities that we believe will deliver long-term growth by providing our customers with valuable new capabilities. We evaluate each opportunity independently, as well as within the context of other investment opportunities, to determine its relative cost, timing and potential for generation of returns, and thereby its priority. This process helps us to make informed decisions regarding potential growth capital requirements and supports our allocation of resources based on relative risks and returns to maximize long-term value creation, which is the key objective of our growth strategy. We also review our portfolio on a regular basis to determine if and when to narrow our focus on the highest potential growth opportunities.

•

Expanding our reportable business segments to help provide the industry and our stakeholders with the greatest possible transparency into our business and our multiple revenue channels. As the U.S. sports betting and iGaming industries continue to evolve and we rise to the challenge of pioneering new tech-led solutions for the expanding number of specific markets we serve or intend to serve in the future, we expect to continue refining how we segment our business-building platform to ensure that we are providing optimal insight into our performance by individual business segments when we report our future quarterly operating results.

•

Fostering our entrepreneurial culture and continue to attract, develop and retain highly skilled personnel. Our Company’s culture encourages innovation and entrepreneurialism, which helps to attract and retain highly skilled professionals. We intend to preserve this culture to nurture the design and development of the innovative, highly technical system solutions that give us our competitive advantage.

•

Growing through strategic acquisitions and new markets. Capitalizing on the platform infrastructure that we have built to support our portfolio of C4 technologies, fantasy sports and F2P gaming properties and affiliate marketing assets, we plan to actively look to identify and pursue new opportunities to vertically integrate other synergistic sports technologies into our product mix to fuel future revenue growth and increase shareholder value.

Government Regulation

We operate in various jurisdictions and our business is subject to extensive regulation under the laws, rules and regulations of the jurisdictions in which we operate. Violations of laws or regulations in one jurisdiction could result in disciplinary action in that and other jurisdictions.

We have a progressive U.S. licensing strategy.  We are currently licensed or authorized to provide fantasy sports and online sports betting services in 24 U.S. states, the District of Columbia and Ontario, Canada.  State gaming authorities may, subject to certain administrative procedural requirements, (i) deny an application, or limit, condition, revoke or suspend any license issued by them; (ii) impose fines, either on a mandatory basis or as a consensual settlement of regulatory action; (iii) demand that named individuals or stockholders be disassociated from a gaming business; and (iv) in serious cases, liaise with local prosecutors to pursue legal action, which may result in civil or criminal penalties.  In those states that currently require a license or registration for Daily Fantasy Sports (“DFS”) operations, SharpLink has either obtained the appropriate license or registration or a provisional license from the relevant regulatory authority, or is operating pursuant to a grandfathering clause that allows operation pending the availability of licensing applications and subsequent grant of a license. In the United States, our DFS licenses are generally granted for a predetermined period of time – typically ranging from one to four years – or require documents to be supplied on a regular basis in order to maintain our licenses.

Among others, applicable laws include those regulating privacy, data/cyber security, data collection and use, cross-border data transfers, advertising regulations and/or sports betting and online gaming laws and regulations. These laws impact, among other things, data collection, usage, storage, security and breach, dissemination (including transfer to third parties and cross-border), retention and destruction. Certain of these laws provide for civil and criminal penalties for violations.

The data privacy and collection laws and regulations that affect SharpLink’s business include, but are not limited to:

●	U.S. federal, state and local data protections laws such as the Federal Trade Commission Act and similar state laws;

●

state data breach laws and state privacy laws, such as the California Consumer Privacy Act, the California Consumer Privacy Rights Act, and the Stop Hacks and Improve Electronic Data Security Act of New York; and

●	other data protection, data localization and state laws impacting data privacy and collection.

Other regulations that affect SharpLink’s business include:

●	U.S. state laws regulating sports betting, fantasy sports and online gaming and related licensing requirements;

●	laws regulating the advertising and marketing of sports betting, including but not limited to the U.S. Federal Trade Commission Act;

●

laws and regulations relating to antitrust, competition, anti-money laundering, economic and trade sanctions, intellectual property, consumer protection, accessibility claims, securities, tax, labor and employment, commercial disputes, services and other matters; and

●

other international, domestic federal and state laws impacting marketing and advertising, including but not limited to laws such as the Americans with Disabilities Act, the Telephone Consumer Protection Act of 1991, state telemarketing laws and regulations, and state unfair or deceptive practices acts.

For more detailed information regarding government regulations that has historically affected or may affect our business in the foreseeable future, please refer to Item 1a. Risk Factors – Risks Related to Legal Matters and Regulations Affecting SharpLink’s Business.

Compliance

SharpLink has implemented (and is committed to continually refining and enhancing ) a holistic internal compliance program to help ensure that we remain in full compliance with state regulatory licensing requirements imposed on us in connection with our business operations. Compliance is an important cornerstone of our growth strategy and we are committed to building our business and our reputation by adhering to the highest compliance standards.

Our Headquarters

Our principal executive offices are located at 333 Washington Avenue North, Suite 104, Minneapolis, Minnesota and our telephone number is 612-293-0619. Our website address is www.sharplink.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference.

Human Capital Resources

As of December 31, 2022, SharpLink employed a total of 62 full-time employees, including eight in general and administrative, two in sales/marketing/customer support, and 52 in product development. SharpLink outsources certain employment benefits and other employee-related administrative functions to a third party service provider, which serves as a co-employer of its employees for these purposes. None of SharpLink’s employees are currently represented by a labor union or covered by a collective bargaining agreement, and SharpLink’s management believes that the company’s relations with its employees are good.

We acknowledge that our employees are our most valued asset and the driving force behind our success.  For this reason, we aspire to be an employer that is known for cultivating a positive and welcoming work environment and one that fosters growth, provides a safe place to work, supports diversity and embraces inclusion.  To support these objectives, our human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay, benefit and perquisite programs; enhance our culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high performing, diverse workforce; engage employees as brand ambassadors of our products; and evolve and invest in technology, tools and resources to enable employees at work.

We continue to take action to protect our employees’ health in response to the COVID-19 pandemic and emergence of additional variants of the coronavirus.  While our primary offices, including our corporate headquarters in Minneapolis, Minnesota, have been opened for business since mandatory state lockdowns were lifted, we offer our employees the option of working from home or choosing a hybrid work model, if desired.  We continue to monitor developments relating to disruptions and uncertainties caused by COVID-19 and its variants.

Intellectual Property

Intellectual property rights are important to the success of SharpLink’s business. SharpLink relies on a combination of database, trademark, trade secret, confidentiality and other intellectual property protection laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements with third parties and other contractual protections, to protect its intellectual property rights, including its database, proprietary technology, software, know-how and brand. In the United States, SharpLink has filed trademark applications, currently hold several trademarks and domain names and, in the future, it may acquire patents, additional trademarks and domain names. SharpLink has also entered into license agreements, data rights agreements and other arrangements with sports organizations for rights to collect and supply their sports data. These agreements typically have terms of several years and are subject to renewal or extension. As of February 2023, SharpLink owns two patents, 22 registered trademarks in the United States and 450 domain name registrations.

It has not always been, and in the future may not be, possible or commercially desirable to obtain registered protection for SharpLink’s products, software, databases or other technology. In such situations, SharpLink relies on laws governing protection of unregistered intellectual property rights, confidentiality and/or contractual exclusivity of and to underlying data and technology to prevent unauthorized use by third parties. SharpLink uses Open Source Software in its services and periodically reviews its use of Open Source Software to attempt to avoid subjecting its services and product offerings to conditions SharpLink does not intend to impose on them.

SharpLink controls access to and use of its data, database, proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, clients and partners. SharpLink requires its employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements, and it controls and monitors access to its data, database, software, documentation, proprietary technology and other confidential information. SharpLink’s policy is to require all of its employees and independent contractors to sign agreements assigning to it any inventions, trade secrets, works of authorship, developments, processes and other intellectual property generated by them on its behalf and under which they agree to protect its confidential information. In addition, SharpLink generally enters into confidentiality agreements with its clients and partners.

Where You Can Find Additional Information

The Company currently files with the U.S. Securities and Exchange Commission (the “SEC”) current reports on Form 8-K, and amendments to those reports and will furnish its proxy statement. Further, all filings made by SharpLink when it qualified as a foreign private issuer are also maintained with the SEC. These filings are available free of charge on the Company’s website, www.sharplink.com, shortly after they are filed with the SEC. The SEC maintains an Internet website, www.sec.gov, which contains reports and information statements and other information regarding issuers.

ITEM 1A. RISK FACTORS

The risk factors discussed below could cause our actual results to differ materially from those expressed in any forward-looking statements. Although we have attempted to list comprehensively these important factors, we caution you that other factors may in the future prove to be important in affecting our results of operations. New factors emerge from time to time and it is not possible for us to predict all of these factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

The risks described below set forth what we believe to be the most material risks associated with the purchase of our Ordinary Shares. Before you invest in our Ordinary Shares, you should carefully consider these risk factors, as well as the other information contained in this prospectus.

Risks Related to Our Business and the Industries We Serve

SharpLink has a history of losses and may not be able to achieve or sustain profitability in the future.

We have a history of incurring net losses and we may not achieve or maintain profitability in the future. We experienced net losses of $15,233,378 and $55,644,135 for the years ended December 31, 2022 and 2021, respectively, after factoring net income from discontinued operations of $70,024 and a net loss from discontinued operations of ($22,174,305) for the same comparable periods, respectively.  As of December 31, 2022, we had an accumulated deficit of $73,565,641. We cannot predict when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenues do not increase.

If we are unable to increase our revenues or our operating costs are higher than expected, we may not be able to achieve profitability and our operating results may fluctuate significantly.

We may not be able to accurately forecast our revenues or future revenue growth rate. Many of our expenses, particularly personnel costs and occupancy costs, are relatively fixed, but we may experience higher than expected operating costs, including increased selling and marketing costs, investments in geographic expansion, acquisition costs, communications costs, travel costs, software development costs, third-party technology licensing fees, audit and legal fees, professional fees and other costs. As a result, we may not be able to adjust spending quickly enough to offset any unexpected increase in expenses or revenue shortfall. Increased competition could lead to significant price pressure for the products and services we provide, which could make profitability even more challenging.

If operating costs exceed our expectations and cannot be adjusted accordingly, our results of operations and financial position could be materially and adversely affected. Additionally, we may not be able to sustain our current revenue and any revenue growth. Reduced demand, whether due to a weakening of the global economy, reduction in consumer spending, competition or other reasons, may result in decreased revenues and growth, and a material adverse effect on our operating results.

We will require additional capital to support our growth plans and such capital may not be available on reasonable terms or at all. If we do not raise sufficient capital, there is substantial doubt about our ability to continue as a going concern.

In the pursuit of our long-term growth strategy and the development of our sports betting conversion, affiliate marketing services and related businesses, we have sustained continued operating losses. During the years ended December 31, 2022 and 2021, we had a net loss from continuing operations of $15,303,402 and $33,469,830, respectively, and cash used in operating activities from continuing operations of $6,510,965 and $5,854,995. To help fund our operations, we raised capital from banks and outside investors in the aggregate amounts of $2,675,343 and $15,678,085 for the years ended December 31, 2022 and 2021, respectively, in the form of a term loan in 2022 and the sale of Ordinary Shares and conversion of preferred stock and prefunded and regular warrants during 2021. Based on continued expected cash needs to fund our ongoing technology development initiatives and grow our Affiliate Marketing Services–United States operations, we may require additional liquidity to continue our operations for the next year.  Subsequent to the end of 2022, in February 2023 we closed on a $4.4 million convertible debenture and signed a two-year $7.0 million revolving loan agreement with our commercial lender.

Until we can generate a sufficient amount of revenue to finance our capital needs, which we may never achieve, we expect to finance our cash needs primarily through public or private equity financings or conventional debt financings. We cannot be certain that additional funding will be available on acceptable terms or at all. If we are not able to secure additional funding when needed to support our business growth and to respond to business challenges, track and comply with applicable laws and regulations, develop new technology and services or enhance our existing offering, improve our operating infrastructure, enhance our information security systems to combat changing cyber threats and expand personnel to support our business, we may have to delay or reduce the scope of planned strategic growth initiatives. Moreover, any additional equity financing that we obtain may dilute the ownership held by our existing shareholders. The economic dilution to our shareholders will be significant if our stock price does not materially increase, or if the effective price of any sale is below the price paid by a particular shareholder. Any debt financing could involve substantial restrictions on activities and creditors could seek additional pledges of some or all of our assets. If we fail to obtain additional funding as needed, we may be forced to cease or scale back operations, and our results, financial conditions and stock price would be adversely affected.

Our indebtedness could adversely affect our business.

As of December 31, 2022, we had $8,071,267 in debt obligations which includes the assumption of repayment obligations from the SportsHub Merger.  More specifically, with the closing of the SportsHub Merger on December 22, 2022, we assumed repayment obligations of $5,387,850 in connection with a revolving line of credit and a term note held by SportsHub.

Subsequent to the end of 2022, on February 13, 2023, SharpLink, Inc. (the “Borrower”), a Minnesota corporation and wholly owned subsidiary of the Company, entered into a Revolving Credit Agreement (the “2023 Revolving Credit Agreement”) with Platinum Bank, a Minnesota banking corporation (the “Lender”) and executed a revolving promissory note of $7,000,000 (the “2023 Revolving Note”).  The 2023 Revolving Credit Agreement provides for a two-year revolving line of credit (the “2023 Credit Line”) in the original principal amount of $7,000,000. The annual rate of interest to accrue on the outstanding principal balance of the 2023 Credit Line shall be annum interest rate equal to the prime rate plus 50 basis points, with such rate to be adjusted on and effective as of the same day the prime rate changes. The Borrower is subject to normal and customary representations and covenants, including the delivery of audited annual financial statements within 120 days of its fiscal year end.

The Company’s indebtedness could have adverse consequences, including, but not limited to:

●	making it more difficult to satisfy our financial obligations when debt obligations become due;

●	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

●	limiting our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate or other purposes.

Our debt obligations require us to use a portion of our operating cash flow to pay interest and principal on indebtedness instead of for other corporate purposes, including funding future expansion of our business, acquisitions and ongoing capital expenditures, which could impede our future growth. If our operating cash flow and capital resources are insufficient to service our debt obligations, we may be forced to sell assets, seek additional equity or debt financing or restructure our debt, which could harm our long-term business prospects. Our failure to comply with the covenants contained in the terms of our indebtedness could result in an event of default which, if not cured or waived, could result in the acceleration of the debt.

COVID-19 adversely affected our business, financial condition, results of operations and prospects, including as a result of the reduction in the quantity of global sporting events, closures or restrictions on business operations of our clients and a decrease in consumer spending, and we may continue to experience such effects in the future.

The worldwide outbreak of COVID-19 in early 2020 negatively affected economic conditions regionally, as well as globally, and caused a reduction in consumer spending. Efforts to contain the effect of the virus included business closures, travel restrictions, and restrictions on public gatherings and events. Many businesses eliminated non-essential travel and canceled in-person events to reduce instances of employees and others being exposed to public gatherings. Governments around the world, including governments in Europe and state and local governments in the U.S., restricted business activities and strongly encouraged, instituted orders or otherwise restricted individuals from leaving their home. To date, governmental authorities imposed or recommended various measures, including social distancing, quarantine, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, and cancellation of events, including sporting events, concerts, conferences and meetings. The suspension, postponement and cancellation of sporting events affected by COVID-19 had an adverse impact on the progression of SharpLink’s overall business plan and our revenue and the revenue of our clients.

Although many sports seasons and sporting events recommenced in 2021, the fluidity of this situation, potential for virus variants and potential setbacks associated therewith precludes any prediction as to the ultimate impact of COVID-19 and any emerging variants of coronavirus, which remains a material uncertainty and risk with respect to our business, performance and financial results. The revenue of our clients, and our own revenue, continue to depend on sports events taking place and consumer participation and spending on entertainment and leisure activities, and any further setbacks with respect to COVID-19 and its variants could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

On March 10, 2023, the Federal Deposit Insurance Corporation (the “FDIC”) took control of Silicon Valley Bank (“SVB”) and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue their operations. Since that date, SVB has announced they have been acquired and have resumed mostly normal operations. As of April 3, 2023, we had approximately $140,000 held in SVB. Nevertheless, we regularly maintain cash balances at third-party financial institutions, including Platinum Bank, in excess of the FDIC insurance limit. In addition, we have signed several loan agreements with Platinum Bank. A failure of Platinum Bank, and/or any other financial institution where we maintain cash balances, similar to SVB, to return our deposits, or if any such bank is subject to other adverse conditions in the financial or credit markets, could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

SharpLink’s C4 sports betting conversion solutions are still in the early stages of development and commercialization. Failure to successfully develop, test and commercially expand such technology solutions could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our sports betting conversion solutions, marketed under the brand “C4,” are critical to our overall business strategy and our ability to achieve and maintain profitability. While our sports betting conversion solution has been launched, it is still in the early stages of development, has had only limited functionality testing and development, and is commercialized with only two proprietary Fantasy Sports properties, one sportsbook and with bets that have been generally limited to American football, golf and auto racing. Successful development and testing depend on a number of circumstances, many of which are not in our control, including without limitation, the ability to attract and retain developers, the interest of third parties in pilot testing or early adoption and the response to any unexpected errors or issues.

In addition, even if development and testing of our C4 solutions are generally successful, there can be no assurance that we will be able to sell such service to prospective clients on commercially reasonable terms, if at all. If we are unable to successfully develop and test the C4 solutions to work seamlessly with other sportsbooks and media organizations on a wide variety of sports and bet types, or if our sports betting conversion solutions fail to attract clients on commercially reasonable terms and/or meet client expectations, we may not experience any meaningful commercial success with respect to our C4 betting conversion solution, which would materially and adversely affect our business, financial condition, results of operations and prospects.

SharpLink relies on relationships with sports leagues, sports media organizations and sportsbooks and loss of existing relationships or failure to renew or expand existing relationships may cause loss of a competitive advantage or require SharpLink to modify, limit or discontinue certain offerings, which could materially and adversely affect our business, financial condition, results of operations and prospects.

SharpLink relies on relationships with sports leagues, sports media organizations and sports betting bookmakers, and the future success of our business may depend, in part, on our ability to obtain, retain and expand such relationships. SharpLink’s arrangements with sports leagues, sports media organizations and sportsbooks may not continue to be available to us on commercially reasonable terms, or at all. In addition, the industries we operate in are highly competitive. It is common for multiple competitors to provide services to clients simultaneously and we expect this to continue. In the event  we lose existing arrangements or cannot renew and expand existing arrangements, we may be required to discontinue or limit our offerings or services, which could materially and adversely affect our financial condition and business operation.

SharpLink operates in a competitive market and may lose clients and relationships to both existing and future competitors.

The markets for fantasy sports and F2P games, sports data-related solutions and performance marketing services are competitive and rapidly changing. The sports betting and sports media industries are particularly competitive and fast growing. Competition in these markets may increase further if economic conditions or other circumstances, including as a result of COVID-19 and its emerging variants, cause consumer bases and consumer spending to decrease and service providers to compete for fewer consumer resources. Our existing and future competitors have, or may in the future have or obtain, greater name recognition, larger customer bases, better technology or data, lower prices, exclusive or better access to data, greater user traffic or greater financial, technical or marketing resources than we have. Our competitors may be able to undertake more effective marketing campaigns, obtain more data, adopt more aggressive pricing policies, make more attractive offers to potential employees, subscribers, sports betting operators, sports leagues, sports media organizations, distribution partners and content providers or may be able to respond more quickly to new or emerging technologies or changes in user requirements. If our competitors develop technology before we do, our business and profitability could be materially and adversely affected. If we are unable to maintain or develop relationships with sports leagues, sports media organizations and sportsbooks, our revenues will fail to grow or may even decline, in each case having a material adverse effect on our business, financial condition, results of operations and prospects.

Our revenue prospects may be materially and adversely affected if we are unable to acquire companies with complementary technology or that operate in the same or complementary industries; and any such acquisition efforts may divert management’s attention from other critical activities.

SharpLink may seek to grow revenue in part through acquisition of companies with similar or complementary technology or that operate in similar or complementary industries. The market for acquisitions is highly competitive and subject to several factors, including without limitation, general economic conditions and tax or other regulatory changes. Furthermore, acquisitions require a significant amount of management time and resources, both in terms of execution and integration of any acquisition target. In addition, our competitors have been and may continue to also pursue acquisitions and have or may have better capital resources than us, stronger name recognition in the acquisition market and a longer history of successful transactions. Our revenue prospects may be materially and adversely affected if we are unable to make successful acquisitions. Further, pursuing such activities may divert attention from other critical activities of our business plan, such as development, testing and commercialization of products and services.

SharpLink’s business may be materially and adversely affected if we are unable to keep pace with or adapt to rapidly changing technology, evolving industry standards and changing regulatory requirements, or if we do not invest in product development and provide services that are attractive to our clients.

Our future business and financial success will depend on our ability to continue to anticipate the needs of our clients or potential clients in order to successfully introduce new and upgraded products and services and to successfully implement our current and future geographic and product and service expansion plans. To be successful, SharpLink must be able to quickly adapt to changes in technology, industry standards and regulatory requirements by continually enhancing our technology, services and solutions. Developing new services and upgrades to services, as well as integrating and coordinating current services, imposes burdens on our product development team and management. These processes are costly and time intensive, and our efforts to develop, integrate and enhance our products and services may not be successful. In addition, successfully scaling up and launching and selling a new or upgraded product or service puts additional strain on our sales and marketing resources. Investing resources towards increasing the depth of our coverage within existing markets imposes additional burdens on our personnel and capital resources. If we are unable to manage our expansion efforts effectively, in obtaining greater market share or in obtaining widespread adoption of our current or future products and services, we may not be able to offset the expenses associated with the launch and marketing of the new or upgraded services, which could have a material adverse effect on our financial results.

If we are unable to develop new or upgraded products and services or decide to combine, shift focus from, or phase out a product or service, then our clients may choose a competitive product or service over us, our revenues may decline, and our ability to achieve or maintain profitability may be reduced. If we incur significant costs in developing new or upgraded services or combining and coordinating existing services, if we are not successful in marketing and selling these new services or upgrades, or if our clients fail to accept these new or combined and coordinating services, then there could be a material adverse effect on our results of operations, and we may never achieve profitability. If we eliminate or phase out a product or service and we are not able to offer and successfully market and sell alternative products or services, our revenues may decrease, which could have a material adverse effect on our results of operations.

The loss or significant reduction in business from one or more of our large clients could materially and adversely affect our business, financial condition and results of operations.

A material portion of our revenue is concentrated in some of our largest clients, and we do not have long-term contracts that require these clients to continue to use our services. Our revenue growth depends on our ability to obtain new clients and achieve and sustain a high level of renewal rates with respect to our existing clients. Failure to achieve one or more of these objectives could have a material adverse effect on our business, financial condition and operating results.

SharpLink’s operations are subject to seasonal fluctuations that may impact results of operations and cash flow.

Although the sporting calendar is year-round, there is seasonality in sporting events that may impact our operations and operations of sports leagues, sports media organizations, casinos and sports betting bookmakers. Certain sports only hold events during portions of the calendar year, such as the NFL, which plays games in the fall and winter months. Sports off-seasons cause decreases in our revenues and revenues of our clients, and factors such as playoffs, championships or similar events are unknown and may not yield consistent sources of revenue for us and our clients. Further, our revenue and the revenue of our clients may also be affected by the scheduling of major sporting events that do not occur annually, such as the Olympics or World Cup, or the cancellation or postponement of sporting events and races, such as postponements which resulted from the COVID-19 pandemic. Such fluctuations and uncertainties may have a material adverse effect on our future financial condition or results of operation.

Our business and operating results and operating results of our clients and vendors may be significantly impacted by general economic, political and social conditions, pandemics, wars or terrorist activity, severe weather events and other natural disasters, and the health of the sports, entertainment and sports betting industries.

Our business and operating results and the business and operating results of our clients and vendors are subject to global economic conditions and their impact on levels of consumer spending. Economic recessions have had, and may continue to have, far reaching adverse consequences across many industries, including the global sports, entertainment and sports betting industries, and may have a material adverse effect on our business and financial condition and the business and financial condition of our clients, business partners and vendors. If the U.S. or international economies experience another recession or any of the relevant regional or local economies suffer a continued downturn, we may experience a material adverse effect on our business, financial condition, results of operations and prospects.

Adverse developments affecting financial markets and economies throughout the world, including fluctuation in stock markets resulting from, among other things, trends in the economy as a whole, a general tightening of availability of credit, decreased liquidity in certain financial markets, increased interest rates, foreign exchange fluctuations, increased energy costs, acts of war or terrorism, transportation disruptions, severe weather events and other natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines or volatility in stock markets, as well as concerns regarding pandemics, epidemics and the spread of contagious diseases, may further reduce spending on sporting events, sports betting and marketing services and may negatively affect the sports, entertainment and sports betting industries. Any one of these developments could have a material adverse effect on our business, financial condition, results of operations and prospects.

We depend on a limited number of customers for a substantial portion of our Affiliate Marketing Services – International revenue, and the loss of customers, unfavorable changes to terms in customer contracts or unfavorable changes in the markets served by our customers due to geopolitical, regulatory or other facts could materially and adversely affect our revenue, profitability and financial condition.

Our Affiliate Marketing Services – International business segment generates revenue by delivering a broad base of players to iGaming operators, which are our customers. The loss of any of our key operators, or a significant reduction in sales or contracted rates to any key operator, or unfavorable changes in contracts with operators due to geopolitical, regulatory or other factors, could significantly reduce our revenue, margins and earnings and adversely affect our business. Entain plc, an operator, is our largest customer, comprising approximately 75% of our Affiliate Marketing Services – International business segment’s revenue for the year ended December 31, 2022. The contract with this customer requires a nominal notice period to terminate the contract. If notice were provided, our revenues would decline from then-current net gaming revenue rates to approximately one-third the then-current rate.

The impact to gross margin percentage would be a similar reduction to that of revenue percentage as we pay our sub-affiliates based on a percentage of the then-current net gaming revenue and any reduction in our revenue would be a corresponding reduction in our cost of revenue. This customer also has the unilateral right to cease offering services in the markets in which it operates which would result in the loss of revenue to us. In response to a removal of service offerings in various markets, our Affiliate Marketing Services – International segment has the ability to market our user base to other operators who continue to offer service to the various markets. If we are required to change service providers, we expect to incur switching costs, which could include lost revenues during the transition period and additional player promotions to incentive players to migrate to a new platform once the platform previously used is no longer available.

On February 24, 2022, Russia launched an invasion in Ukraine.  In connection with the status of international relations with Russia, particularly in light of Russian’s invasion of Ukraine, the U.S. government and the European Union have adopted sanctions on certain industry sectors and parties in Russia. The United States and other countries may implement additional actions, including trade actions, tariffs, export controls and sanctions against other countries or localities, including potentially against certain Russian government, government-related or other entities or individuals related to actions in Ukraine, which along with any retaliatory measures could increase costs, adversely affect our operations or adversely affect our ability to meet contractual and financial obligations.   These potential sanctions and export controls, as well as any responses from Russia, could adversely affect us and/or the Company’s business partners or customers. While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, financial condition or liquidity. For example, Entain plc, the largest customer of our Affiliate Marketing Services – International business segment, informed us in February 2022 it had elected to exit the Russian market in response to Russia’s conflict with Ukraine, resulting in the loss of approximately 40% of the annual revenue historically generated from this customer.   Consequently, during the year ended December 31, 2022, SharpLink recorded goodwill and intangible asset impairment charges of $4,726,000, largely resulting from Entain plc’s loss of access to customers in Russia.

Our recruitment and retention of qualified personnel and key employees, including members of our senior management team, are vital to growing our businesses and meeting our business plans. The loss of any of our key executives or other key employees could harm our business.

We depend on a limited number of key employees to manage and operate our businesses. We believe a significant portion of our success is owed to our co-founders, Rob Phythian and Chris Nicholas, and their longstanding relationships with sports leagues, sports media companies and fantasy sports companies. The leadership of Mr. Phythian, Mr. Nicholas and our other current executive officers and key employees has been critical and the departure of Mr. Phythian, Mr. Nicholas or any one of our other executive officers or other key employees, or other extended or permanent loss of any of their services, or any negative market or industry perception with respect to any of them or their loss, could have a material adverse effect on our businesses. We may not be able to attract or retain such highly qualified personnel in the future, and we do not expect that we will be able to replace their longstanding industry relationships. In addition, the loss of employees or the inability to hire qualified personnel that are knowledgeable regarding the sports betting and online gaming industries could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business.

The sports betting and online gaming industries require specific knowledge that is not easily transferable from other industries and finding suitable replacements for specialized roles can be challenging in a limited talent pool. The prevailing tight labor market in the United States has also made hiring more difficult and the costs of hiring more expensive, including for technical workers. If we do not succeed in attracting, hiring and integrating qualified personnel, or retaining and motivating existing personnel, we may be unable to grow effectively and our business, financial condition, results of operations and prospects could be materially and adversely affected. In addition, the effects of inflation of compensation and related employee costs may have a material adverse effect on our financial condition and results of operations.

Negative events or negative media coverage relating to, or a declining popularity of fantasy sports, sports betting, the underlying sports or athletes, online sports betting or iGaming in particular, or other negative coverage may adversely impact our ability to retain or attract users, which could have an adverse impact on our business.

Public opinion can significantly influence our business. Unfavorable publicity regarding us, for example, our product changes, product quality, litigation, or regulatory activity, or regarding the actions of third parties with whom we have relationships or the underlying sports (including declining popularity of the sports or athletes), could seriously harm our reputation. In addition, a negative shift in the perception of sports betting and iGaming by the public or by politicians, lobbyists or others could affect future legislation of sports betting and iGaming, which could cause jurisdictions to abandon proposals to legalize sports betting and iGaming, thereby limiting the number of jurisdictions in which we can operate. Furthermore, illegal betting activity by athletes could result in negative publicity for our industry and could harm our brand reputation. Negative public perception could also lead to new restrictions on or to the prohibition of iGaming or sports betting in jurisdictions in which we currently operate. Such negative publicity could also adversely affect the size, demographics, engagement, and loyalty of our customer base and result in decreased revenue or slower user growth rates, which could seriously harm our business.

SharpLink has acquired, and in the future may acquire or merge with, other businesses. Our business may suffer if we are unable to successfully integrate acquired businesses into us or otherwise manage the growth associated with multiple acquisitions.

As part of our growth strategy, we have made, and intend to continue to pursue, mergers and acquisitions as opportunities arise to add new or complementary businesses, products, brands or technologies, including the recent acquisition of certain business assets of FourCubed, completed on December 31, 2021, and the merger with SportsHub, consummated on December 22, 2022. In some cases, the costs of the Company’s mergers and acquisitions may be substantial, including as a result of professional fees and due diligence efforts. There is no assurance that the time and resources expended on pursuing a particular acquisition will result in a completed transaction, or that any completed transaction will ultimately be successful. In addition, we may be unable to identify suitable acquisition or strategic investment opportunities or may be unable to obtain any required financing or regulatory approvals, and therefore may be unable to complete such acquisitions or strategic investments on favorable terms, if at all.

 We may decide to pursue acquisitions with which our investors may not agree, and we cannot assure investors that any acquisition or investment will be successful or otherwise provide a favorable return on investment. In addition, acquisitions and the integration thereof require significant time and resources and place significant demands on our management, as well as on our operational and financial infrastructure. In addition, if we fail to successfully close transactions or integrate new teams, or integrate the products and technologies associated with these acquisitions into our Company, our business could be seriously harmed. Acquisitions may expose us to operational challenges and risks, including, but not limited to:

●

the ability to profitably manage acquired businesses or successfully integrate the acquired businesses’ operations, personnel, financial reporting, accounting and internal controls, technologies and products with our business;

●

increased indebtedness and the expense of integrated acquired businesses, including significant regulatory, administrative, operational, economic and geographic challenges in managing and integrating the expanded or combined operations;

●

entry into jurisdictions or acquisition of products or technologies with which we have limited or no prior experience, and the potential of increased competition with new or existing competitors as a result of such acquisitions;

●

the ability to fund our capital needs and any cash flow shortages that may occur if anticipated revenue is not realized or delayed, whether by general economic or market conditions, or unforeseen internal difficulties; and

●	the ability to retain or hire qualified personnel for expanded operations.

SharpLink’s merger and acquisition strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions. Moreover, issuing ordinary or preferred shares, or other securities, to fund an acquisition would cause economic dilution to existing shareholders.

Risks Related to Legal Matters and Regulations Affecting SharpLink’s Business

We and our clients are subject to complex laws and regulations, which are subject to change and interpretation, and which could subject us to claims or otherwise harm us and our clients. Any change in existing regulations or their interpretation, or the regulatory climate and requirements applicable to us or our clients’ businesses, could have a material adverse impact on our business, prospects, financial condition and results of operations.

SharpLink and our clients are generally subject to laws and regulations relating to sports betting, online gaming, marketing and advertising in the jurisdictions in which SharpLink and our clients conduct our respective businesses, as well as the general laws and regulations that apply to all e-commerce and online businesses, such as those related to privacy and personal information, tax and consumer protection. The laws and regulations applicable to SharpLink and our clients vary from one jurisdiction to another and may be affected by, among other things, political pressures and changes in legislative or governmental priorities. Some jurisdictions have introduced regulations attempting to restrict or prohibit sports betting, online gaming and advertising, while others have taken the position that sports betting or online gaming should be licensed and regulated and have adopted or are in the process of considering legislation and regulations to enable sports betting or online gaming in their jurisdictions.

There can be no assurance that legally enforceable legislation will not be proposed and passed in jurisdictions relevant or potentially relevant to our businesses and/or the businesses of our clients. In addition, future regulatory action, court decisions or other governmental action may have a material impact on SharpLink and/or our clients’ operations and financial results. Governmental authorities could view SharpLink, or our clients, as having violated applicable laws or regulations, despite SharpLink or our clients’ efforts to obtain and maintain compliance with all applicable licenses or approvals. There are also risks that civil and criminal proceedings, including class actions brought by or on behalf of prosecutors or public entities or incumbent providers, or private individuals, could be initiated against SharpLink, our clients, Internet service providers, payment processors, advertisers and others involved in sports betting and online gaming industries. Changes in applicable law and other regulatory, court or other proceedings could prohibit or impose significant restrictions being imposed upon SharpLink or our clients or other business partners. These events could also involve substantial and unexpected compliance and litigation expense, penalties, fines, seizure of assets and injunctions, while diverting the attention of our management team. Any such proceedings or any change in laws or regulations or their interpretation applicable to SharpLink or our clients could have a material adverse effect on our business, prospects, financial condition and results of operations.

Failure to obtain or maintain the required regulatory approvals and licenses in the various jurisdictions that SharpLink operates or intends to operate, whether individually or collectively, could have a material adverse effect on our business.

We are currently licensed and/or authorized to operate in 24 U.S. states, the District of Columbia and Ontario, Canada that have adopted legislation permitting online sports betting. Any of the Company’s licenses to operate legally in the industry could be revoked, suspended or conditioned at any time. Any of our future license applications may also be denied or conditioned. The loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for such a license in another jurisdiction, and any of such losses, or potential for such loss, could cause us to cease offering some or all of our offerings in the impacted jurisdictions. As laws and regulations change, we may need to obtain and maintain licenses or registrations in additional jurisdictions. In addition, once licensed, we may be subject to various ongoing requirements, including supervision by the respective governmental agency of certain transfers of ownership and acquisitions.

In addition, we intend to expand into new states and jurisdictions and will generally be required to obtain approval and licensures required by such states and jurisdictions. This is a time-consuming process that can be extremely costly. Any delays in obtaining or difficulty in maintaining regulatory approvals or licenses needed for expansion can negatively affect our opportunities for growth, including the growth of our client base, or delay our ability to recognize revenue from our offerings in any such states and jurisdictions. If we are unable to effectively develop and operate directly or indirectly within these new states or jurisdictions or if our competitors are able to successfully penetrate geographic jurisdictions that we cannot access or where we face other restrictions, there could be a material adverse effect on our business, operating results and financial condition. Likewise, our failure to obtain or maintain the required regulatory approvals and licenses in the various states and jurisdictions in which we operate or intend to operate, whether individually or collectively, could have a material adverse effect on our business, prospects, financial condition and results of operations.

Future legislative and regulatory action and court decisions or other governmental action, may have a material impact on our operations and financial results. Governmental authorities could view us as having violated local laws, despite our efforts to obtain all applicable licenses or approvals. There is also a risk that civil and criminal proceedings, including class actions, brought by or on behalf of prosecutors or public entities or incumbent monopoly providers, or private individuals, could be initiated against us, Internet service providers, credit card and other payment processors, advertisers and others involved in the fantasy sports, sports betting and iGaming industries. Such potential proceedings could involve substantial litigation expense, penalties, fines, seizure of assets, injunctions or other restrictions being imposed upon us or our licensees or other business partners, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as impact our reputation. There can be no assurance that legally enforceable legislation will not be proposed and passed in jurisdictions relevant or potentially relevant to our business to prohibit, legislate or regulate various aspects of the fantasy sports, sports betting or iGaming industries (or that existing laws in those jurisdictions will not be interpreted negatively). Compliance with any such legislation may have a material adverse effect on our business, financial condition and results of operations, either as a result of our determination that a jurisdiction should be blocked, or because a local license or approval may be costly for us or our business partners to obtain and/or such licenses or approvals may contain other commercially undesirable conditions.

States also impose substantial tax rates on online sports betting and iGaming revenue, in addition to the federal excise tax of 25 basis points on the amount of each wager. As most state product taxes apply to various measures of modified gross profit, tax rates, whether federal or state-based, that are higher than we expect will make it more costly and less desirable for us to launch in a given jurisdiction, while tax increases in any of our existing jurisdictions may adversely impact our profitability. Therefore, even in cases in which a jurisdiction purports to license and regulate fantasy sports, sports betting and/or iGaming, the licensing and regulatory regimes can vary considerably in terms of their business-friendliness and at times may be intended to provide incumbent operators with advantages over new licensees.

Our growth prospects depend on the legal status of real money gaming in various jurisdictions, predominantly within the United States, and legalization may not occur in as many states as we expect, or may occur at a slower pace that we anticipate.  Additionally, even if jurisdictions legalize sports betting and iGaming, this may be accompanied by legislative or regulatory restrictions and/or taxes that make it impracticable or less attractive to operate in those jurisdictions.

The legal sports betting market in the United States has increased significantly in recent years after the U.S. Supreme Court’s 2018 ruling that the federal restrictions on sports betting under PASPA were no longer enforceable, thus giving individual states the power to legalize sports betting. SharpLink’s growth strategy significantly depends on additional states legalizing sports betting. However, additional states may not adopt laws allowing sports betting as SharpLink’s management team expects. Moreover, states that have legalized sports betting may eliminate, narrow or otherwise detrimentally change their laws allowing legal sports betting. A failure for the legal sports betting market to expand or a contraction of the market would have a material adverse effect on SharpLink’s business, prospects, financial condition and results of operations.

In addition, as of February 2023, only six states in the United States have passed legislation for regulating iGaming. We are currently licensed and/or authorized to operate in only four of these six states.  In the event that states and other U.S. jurisdictions fail to legalize iGaming, our business expansion initiatives may not be fully realized and our future operating results could be negatively impacted.

SharpLink has been, and will continue to be, the subject of governmental investigations and inquiries with respect to the operation of our businesses and we could be subject to future governmental investigations and inquiries, legal proceedings and enforcement actions. Any such investigation, inquiry, proceeding or action could adversely affect our business.

We have received formal and informal inquiries from time to time, from state government authorities and regulators, including tax authorities and gaming regulators, regarding compliance with laws and other matters, and we may receive such inquiries in the future, particularly as we grow and expand our operations. Violation of existing or future regulations, regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our financial condition and results of operations. In addition, it is possible that future orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated liability or penalties, or require us to change our business practices in a manner materially adverse to our business.

SharpLink’s collection, storage and use of personal data are subject to applicable data protection and privacy laws, and any failure to comply with such laws may harm our reputation and business or expose SharpLink to fines and other enforcement action.

In the ordinary course of business, SharpLink collects, stores, uses and transmits certain types of information that are subject to different laws and regulations. In particular, data security and data protection laws and regulations relating to personal and consumer information that we are, or may become subject to, often vary significantly by jurisdiction and are evolving significantly as legislators and regulators continue to grapple with policy considerations surrounding the collection and use of data. Compliance with such data protection and privacy laws will require significant time and expense, particularly as we continue to expand our businesses across multiple jurisdictions.

For example, California has enacted the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020. The CCPA requires new disclosures to California consumers, imposes new rules for collecting or using information, requires companies to comply with data subject access and deletion requests, and affords California consumers new abilities to opt out of certain disclosures of personal information. It remains unclear what, if any, regulations will be implemented pursuant to the law or how it will be interpreted. The Stop Hacks and Improve Electronic Data Security Act, otherwise known as the SHIELD Act, is a New York State bill, the data protection portions of which became effective on March 23, 2020. The SHIELD Act requires companies to adopt reasonable safeguards to protect the security, confidentiality, and integrity of private information. A company should implement a data security program containing specific measures, including risk assessments, employee training, vendor contracts, and timely data disposal. The effects of the CCPA and the SHIELD Act potentially are significant and may require us and our clients to modify data collection or processing practices and policies and to incur substantial costs in an effort to comply.

In addition, the new EU-wide General Data Protection Regulation, or GDPR, became applicable on May 25, 2018, replacing the data protection laws of each EU member state. The GDPR implemented more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about what and how personal information is to be used, limitations on retention of information, increased requirements to erase an individual’s information upon request, mandatory data breach notification requirements and higher standards for data controllers to demonstrate that they have obtained valid consent from individuals to process their personal data (or reliance on another appropriate legal basis) for certain data processing activities. It also significantly increased penalties for noncompliance, including where the Company may act as a data processor.

Although we continue to review and improve our policies and procedures with respect to data protection and privacy to ensure compliance with applicable laws, rules and regulations, if our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to fines, litigation, regulatory investigations, enforcement notices requiring it to change the way we use personal data or our  marketing practices or other liabilities, such as compensation claims by individuals affected by a personal data breach, as well as negative publicity and a potential loss of business. Compliance with data protection and privacy laws and regulations will become more complex, time intensive and costly as we grow, particularly when we begin to rely on the movement of data across national boundaries.

SharpLink may face claims for data rights infringement, which could subject us to monetary damages.

Although we have generally adopted measures to avoid potential infringement of third-party data rights in the course of our operations, ownership of certain data rights is not always clear in certain jurisdictions we may operate in, particularly in “gray” jurisdictions which are presently unregulated or partially regulated. Should we face claims for illegal data rights sources or should we inadvertently infringe on another company’s data rights in any jurisdiction, we could be subject to claims of infringement, which could be time consuming and expensive to litigate or settle, divert the attention of management and materially disrupt the conduct of our business, and we may not prevail. Any such clams, which could include a claim for injunctive relief and damages, if successful, could have a material adverse effect on our business, prospects, financial condition and results of operations.

The operation of SharpLink’s Affiliate Marketing Services – International segment are in non-U.S. jurisdictions, which subjects the Company to the economic, political, regulatory and other risks of international operations.

We conduct business in numerous countries that carry high levels of currency, political, compliance and economic risk. Operations in these countries can present many risks, including volatility in gross domestic product and rates of economic growth, financial and governmental instability, fluctuations of currency exchange rates, and the imposition of exchange and capital controls.

Instability and uncertainties arising from the global geopolitical environment and the evolving international and domestic political, regulatory and economic landscape, including the potential for changes in global trade policies, including sanctions and trade barriers, and trends such as populism, economic nationalism and negative sentiment toward multinational companies, as well as the cost of compliance with increasingly complex and often conflicting regulations worldwide, can impair our flexibility in modifying our product offerings, marketing, hiring or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.

The United States and other countries may implement actions, including trade actions, tariffs, export controls and sanctions, against other countries or localities, including against certain Russian government, government-related or other entities or individuals related to actions in Ukraine, which along with any retaliatory measures could increase costs, adversely affect our operations, or adversely affect our ability to meet contractual and financial obligations. In addition, in connection with the current status of international relations with Russia, particularly in light of Russian’s invasion of Ukraine, the U.S. government has adopted sanctions on certain industry sectors and parties in Russia. The governments of other jurisdictions in which we operate, such as the European Union, may also implement additional sanctions or other restrictive measures. These potential sanctions and export controls, as well as any responses from Russia, may adversely affect us and our supply chain, business partners or customers. For example, Entain plc, the largest customer of our Affiliate Marketing Services – International business segment, elected to exit the Russian market in February 2022 in response to Russia’s conflict with Ukraine, resulting in the loss of approximately 40% of the annual revenue historically generated from this customer. Consequently, during the year ended December 31, 2022, we recorded goodwill and intangible asset impairment charges of $4,726,000, largely resulted from Entain plc’s loss of access to customers in Russia.

While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, financial condition or liquidity.

SharpLink intends to complete the redomestication of the Company, reclassifying SharpLink from being an Israel corporation to a U.S. Delaware corporation, which, if completed, would subject the Company to additional risks.

In 2023, SharpLink plans to file a Registration Statement on Form S-4 (the “Registration Statement”) to redomicile SharpLink from Israel to the State of Delaware in the United States in or before the third quarter of 2023. Risks related to the redomestication will be described in more detail in the Registration Statement to be filed with the SEC and will include but not be limited to:

●

anti-takeover provisions in the governing documents that will be operable following the redomestication that may allow us to prevent an acquisition of the Company that may be considered favorable by shareholders;

●	limitations on indemnification obligations of our directors and officers for actions taken in relation to the Company under our governing documents and Delaware law; and

●	the establishment of Delaware courts as exclusive forum for certain claims by shareholders involving the Company.

Moreover, we have made investments, and will continue to make investments, in the redomestication process, though we may be unable to complete the process of redomestication to Delaware.

We ceased to be a foreign private issuer on December 31, 2022, which will result in significant additional costs and expenses related to our compliance with U.S. securities laws.

As a public company in the United States, we are incurring significant legal, insurance, accounting and other expenses. We have invested, and plan to continue to invest, resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention away from product development and other commercial activities.

We determined that, as of June 30, 2022, we no longer qualify as a foreign private issuer. Accordingly, effective January 1, 2023, we are required to comply with all U.S. federal securities laws that apply to domestic U.S. companies, including enhanced periodic reporting, proxy requirements, and our officers, directors and principal shareholders are subject to the short-swing profit disclosure and recovery provisions of Section 16 of the Exchange Act. We are required to file periodic reports and registration statements on U.S. domestic issuer forms containing financial statements prepared in accordance with accounting principles generally accepted in the United States of America, with the SEC, which are more detailed and extensive than the forms available to a foreign private issuer. In addition, we became subject to the Nasdaq corporate governance requirements, which are more strenuous than the corporate governance requirements under Israeli law. As a result, we expect that our regulatory and compliance costs will be significantly higher beginning in 2023.

Risks Related to the Technology, Intellectual Property and Infrastructure of SharpLink’s Business

SharpLink’s failure to protect or enforce our proprietary and intellectual property rights, including our unregistered intellectual property, and the costs involved in such protection and enforcement, could harm our business, financial condition, results of operations and prospects.

We rely on trademark, trade secret, confidentiality and other intellectual property protection laws to protect our rights. Circumstances outside our control could pose a threat to our intellectual property rights. Effective intellectual property protection may not be available in the U.S. or other countries in which we intend to operate our business. Also, the efforts SharpLink has taken to protect our intellectual property rights may not be sufficient or effective, and any significant impairment of our intellectual property rights could harm our business or ability to compete. For example, it may not always have been possible or commercially desirable to obtain registered protection for our products, software, databases or other technology and, in such situations, we rely on laws governing protection of unregistered intellectual property rights, confidentiality and/or contractual exclusivity of and to underlying data and technology to prevent unauthorized use by third parties.

As such, if we are unable to protect our proprietary offerings via relevant laws or contractual exclusivity, technology and features, competitors may copy them. Additionally, protecting intellectual property rights is costly and time-consuming. Any unauthorized use of our intellectual property or disclosure of our confidential information or trade secrets could make it more expensive to do business, thereby harming our operating results. Furthermore, if we are unable to protect our intellectual property rights or prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished, and competitors may be able to mimic our product offerings and services more effectively. Any of these events could seriously harm our business, financial condition, results of operations and prospects.

We currently holds two patents acquired in our merger with SportsHub; however the majority of our intellectual property has not been patented, nor have we filed for patent protection, which means the majority of our technology, products and services are susceptible to copying.  For any technology, products and services that have not been patented or had patent applications filed, third parties may claim patent rights over our technology, products and services and may bring infringement proceedings in respect of the same. Any pending and future trademark or patent applications may not be approved. In any of these cases, we may be required to expend significant time and expense to prevent infringement of or to enforce our rights, and we may fail to enforce our rights which may have a material adverse effect on our business. Notwithstanding our intellectual property rights, there can be no assurance that others will not offer products or services that are substantially similar to ours and compete with our business.

SharpLink may face claims for intellectual property infringement, which could subject it to monetary damages or limit SharpLink in using some of our technologies or providing certain solutions.

Although SharpLink has generally adopted measures to avoid potential infringement of third-party intellectual property rights in the course of our operations, we may not be successful in ensuring all components of our solutions have proper authorization. Additionally, the legal position in all jurisdictions in relation to the ownership and permitted use of sports data and databases is subject to change. This area may receive additional focus in the U.S. after the overturning of federal restrictions on sports betting under PASPA, thus giving individual states the power to legalize sports betting.

We cannot be certain that our current uses of data from publicly available sources (including third-party websites) or otherwise, which are not known to infringe or misappropriate third-party intellectual property today, will not result in claims for infringement or misappropriation of third-party intellectual property in the future. Intellectual property infringement claims or claims of misappropriation against us could subject us to liability for damages and restrict us from providing solutions or require changes to certain solutions and technologies. Claims of infringement or misappropriation of a competitor’s or other third-party’s intellectual property rights, regardless of merit, could be time consuming and expensive to litigate or settle, divert the attention of our management and materially disrupt the conduct of our business, and we may not prevail. Any such clams, which could include a claim for injunctive relief and damages, if successful, could have a material adverse effect on our business, prospects, financial condition and results of operations.

SharpLink relies on information technology and other systems and platforms, including our data center, Amazon Web Services and certain other third-party platforms. Failures, errors, defects or disruptions therein could diminish SharpLink’s brand and reputation, subject it to liability, disrupt our business, affect our ability to scale our technical infrastructure and have a material adverse effect on our operating results and growth prospects. Our product offerings and other software applications and systems, and certain third-party platforms that we use could contain undetected errors or errors that we fail to identify as material.

Our technology infrastructure, including Amazon Web Services and certain other third-party platforms, is critical to the performance of our product and service offerings and our clients’ satisfaction. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. The performance and availability of Amazon Web Services with the necessary speed, data capacity and security for providing reliable access and services can affect the delivery, availability and performance of our services. Decisions by the owners and operators of the data centers where our cloud infrastructure, Amazon Web Services, is deployed, to terminate our contracts, discontinue services to us, shut down operations or facilities, increase prices, change service levels, limit bandwidth or prioritize the traffic of other parties could also affect the delivery, availability and performance of our services.

We devote significant resources to network and data security to protect our systems and data. However, our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. We cannot assure that absolute security will be provided by the measures we take to: prevent or hinder cyber-attacks and protect our systems, data and user information; to prevent outages, data or information loss and fraud; and to prevent or detect security breaches. Such measures include a disaster recovery strategy for server and equipment failure, back-office systems and the use of third parties for certain cybersecurity services. We may experience website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. To date, such disruptions have not had a material impact on us, individually or in the aggregate; however, future disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our computer systems and technological infrastructure, or those of third parties, could result in a wide range of negative outcomes, each of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Additionally, our service and product offerings may contain errors, bugs, flaws or corrupted data that we have not detected, and these defects may become apparent only after their launch and could result in a vulnerability that could compromise the security of our systems. Additionally, we have detected certain errors, bugs and flaws in our product and service offerings, and have judged them to be immaterial. If we have misjudged the materiality of such errors, bugs and flaws, our business could be harmed. If a particular product offering is slower than we expect, our clients may be unable to use our product and services offerings as desired and may be less likely to continue to use our product and services offerings, if at all. Furthermore, programming errors, defects and data corruption could disrupt our operations, adversely affect the experience of our clients and their customers, harm our reputation, cause our clients to stop utilizing our product and service offerings, divert our resources or delay market acceptance of our product and service offerings, any of which could result in legal liability to it or harm our business, financial condition, results of operations and prospects. Insufficient business continuity management could diminish our brand and reputation, subject it to liability, disrupt our business and adversely affect our operating results and growth prospects, and failure of planned availability and continuity solutions and disaster recovery when activated in response to an incident could result in system interruptions and degradation of service.

As we continue to grow and expand our business, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs. Such infrastructure expansion may be complex, and unanticipated delays in completing these projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our product and service offerings. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may become evident only after we have started to fully use the underlying equipment or software, that could further degrade the user experience or increase our costs. As such, we could fail to continue to effectively scale and grow our technical infrastructure to accommodate increased demands. In addition, a lack of resources (e.g., hardware, software, personnel and service providers) could result in an inability to scale our services to meet business needs, system interruptions, degradation of service or operational mistakes. Our business also may be subject to interruptions, delays or failures resulting from adverse weather conditions, other natural disasters, power loss, terrorism, cyber-attacks, public health emergencies (such as the COVID-19 pandemic) or other catastrophic events.

We believe that if our clients or their customers have a negative experience with respect to our product and service offerings, or if SharpLink’s brand or reputation is negatively affected, clients may be less inclined to continue or resume utilizing our product and service offerings or to recommend our product and service offerings to other potential clients. As such, a failure or significant interruption in our service could harm our reputation, our business, financial condition, results of operations and prospects.

Despite SharpLink’s security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disruption of our operations and the services it provides to clients, damage to our reputation, and a loss of confidence in our products and services, each of which could adversely affect our business, financial condition, results of operations and prospects.

The secure maintenance and transmission of information is a critical element of our operations. Our information technology and other systems that maintain and transmit information, or the systems of third-party service providers and business partners, may be compromised by a malicious third-party penetration of our network security, or the network security of a third-party service provider or business partner, or impacted by intentional or unintentional actions or inactions by our employees, or the actions or inactions of a third-party service provider or business partner. As a result, our information may be lost, disclosed, accessed or taken without consent. We have experienced attempts to breach our systems and other similar incidents in the past. The data industry is a particularly popular target for malware attacks. We expect that we will continue to be subject to attempts to gain unauthorized access to or through our information systems or those we develop for our clients, including phishing attacks by computer programmers and hackers who may develop and deploy viruses, worms or other malicious software programs. To date these attacks have not had a material impact on our operations or financial results, but we cannot provide assurance that it will not have a material impact in the future, including by overloading our systems and network and preventing our product offerings from being accessed by legitimate users through the use of ransomware or other malware.

We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit confidential and sensitive information. Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect transaction data or other confidential and sensitive information from being breached or compromised. In addition, websites are often attacked through compromised credentials, including those obtained through phishing and credential stuffing. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to breach our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our websites, networks and systems; or that we or such third parties otherwise maintain, including certain confidential information, which may subject us to fines or higher transaction fees or limit or terminate our access to such confidential information. SharpLink and such third parties may not anticipate or prevent all types of attacks until after they have already been launched. Further, techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers.

Furthermore, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by third parties. In addition, any party which can illicitly obtain a user’s password could access the user’s transaction data or personal information, resulting in the perception that our systems are insecure. These risks may increase over time as we increase the number of clients and the complexity and number of technical systems and applications which we and our employees use. Breaches of our security measures or those of our third-party service providers or cybersecurity incidents may result in: unauthorized access to our sites, networks and systems; unauthorized access to and misappropriation of information, including personally identifiable information, or the other confidential or proprietary information of SharpLink or third parties; viruses, worms, spyware, ransomware or other malware being served from SharpLink’s sites, networks or systems; deletion or modification of content or the display of unauthorized content on SharpLink’s sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or litigation, regulatory action and other potential liabilities. In addition, the sports betting and online gaming industries have experienced and may continue to experience social engineering, phishing, malware and similar attacks and threats of denial-of-service attacks. To date, we have not experienced a security breach material to our business; however, such breaches could in the future have a material adverse effect on our operations. If any of these breaches of security should occur and be material, our reputation and brand could be damaged, our businesses may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. We cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data protection, data security, network and information systems security and other laws and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, results of operations and prospects. We continue to devote significant resources to protect against security breaches or we may need to in the future to address problems caused by breaches, including notifying affected users and responding to any resulting litigation, which in turn, diverts resources from the growth and expansion of our business.

SharpLink uses third-party open source software components and failure to comply with the terms of the underlying open-source software licenses could restrict our ability to provide our product and service offerings.

We use software components licensed to us by third-party authors under “open source” licenses, which we refer to as Open Source Software. Use and distribution of Open Source Software may entail greater risks than use of third-party commercial software, as licensors of Open Source Software generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the licensed code. In addition, the public availability of Open Source Software may make it easier for others to compromise our product and service offerings.

Some licenses for Open Source Software contain requirements that we make available source code for modifications or derivative works that we create, or grant other licenses to our intellectual property, if we use such Open Source Software in certain ways. If we combine our proprietary software with Open Source Software in a certain manner, we could, under certain licenses for Open Source Software, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our proprietary software.

Although we periodically review our use of Open Source Software to avoid subjecting our product and service offerings to conditions we do not intend, the terms of many licenses for Open Source Software have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on SharpLink’s ability to provide or distribute our product or service offerings. From time to time, there have been claims challenging the ownership of Open Source Software against companies that incorporate Open Source Software into their solutions. We could be subject to laws by parties claiming ownership of what it believes to be Open Source Software. Moreover, we cannot assure you that our processes for controlling our use of Open Source Software in our product and service offerings will be effective. If we are found to have breached or failed to fully comply with all the terms and conditions of an Open Source Software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our product and service offerings on terms that are not economically feasible, to find replacement software, to discontinue or delay the provision of our product and service offerings if replacement cannot be accomplished on a timely basis or to make generally available, in source code form, our proprietary software, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Associated with Our Capital Stock

The market price of our securities may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our securities may experience substantial volatility as a result of a number of factors, including, among others:

●	sales or potential sales of substantial amounts of our Ordinary Shares;
●	announcements about us or about our competitors or new product introductions;
●	developments concerning our strategic business partners and technology development collaborators;
●	the loss or unanticipated underperformance of our D2P/Affiliate Marketing Services—International business unit;
●	litigation and other developments relating to our proprietary rights or those of our competitors;
●	conditions in the U.S. sports betting and global iGaming industries;
●	governmental regulation and legislation;
●	variations in our anticipated or actual operating results;
●	changes in any securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations;
●	foreign currency values and fluctuations; and
●	overall political and economic conditions, including Russia’s invasion of Ukraine.

Many of these factors are beyond our control. The stock markets have historically experienced substantial price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of companies. These broad market and industry factors could reduce the market price of our securities, regardless of our actual operating performance.

If our Ordinary Shares continue to remain below $1.00 per share, our Ordinary Shares may be subject to delisting from The NASDAQ Stock Market.

On November 4, 2022, we received a deficiency notice from NASDAQ stating that we no longer comply with NASDAQ Marketplace Rule 5550(a)(2) because the bid price of our Ordinary Shares closed below the required minimum $1.00 per share for the previous 30 consecutive business days. The notice also indicated that, in accordance with Marketplace Rule 5810(c)(3)(A), we have a period of 180 calendar days, until May 3, 2023, to regain compliance with Rule 5550(a)(2). If at any time before May 3, 2023 the bid price of our Ordinary Shares closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will notify us that we have regained compliance with Rule 5550(a)(2). In the event we do not regain compliance with Rule 5550(a)(2) prior to the expiration of the 180-day period, we may then be eligible for additional time if we meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will be required to provide written notice of our intention to cure the deficiency during the second compliance period equal to an additional 180 calendar days. If we cannot demonstrate compliance by the end of the second compliance period, Nasdaq will notify us that our Ordinary Shares are subject to delisting.

On January 20, 2023, our shareholders authorized a reverse share split in a ratio of up to and including 20:1, which if effected, would increase the per share price of our Ordinary Shares to regain compliance with the minimum bid price requirements. The ratio and date of such reverse split, if effected, will be determined by our Board of Directors.

We do not intend to pay cash dividends. As a result, capital appreciation, if any, will be your sole source of gain.

We intend to retain future earnings, if any, to fund the development and growth of our business. In addition, the terms of existing and future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, from the sale of our Ordinary Shares will be your sole source of gain for the foreseeable future.

We incur significant costs as a result of operating as a public reporting company, and our management is required to devote substantial time to regulatory compliance initiatives.

As a public reporting company, we incur significant legal, accounting and other expenses not otherwise incurred by a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time consuming and costly.

We currently have outstanding, and we may in the future issue, instruments which are convertible into shares of Ordinary Shares, which will result in additional dilution to our shareholders.

As of March 15, 2023, we had outstanding instruments which are convertible into 17,486,470 shares of Ordinary Shares, including those relating to the transaction entered into on February 14, 2023 with Alpha Capital Anstalt (“Alpha”), as further described in ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Recent Developments;; and we may need to issue similar instruments in the future. In the event that these convertible instruments are converted into shares of outstanding Ordinary Shares, or that we make additional issuances of other convertible or exchangeable securities, you could experience additional dilution. Furthermore, we cannot assure you that we will be able to issue shares or other securities in any offering at a price per share that is equal to or greater than the price per share paid by investors or the then current market price.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our securities.

The Financial Industry Regulatory Authority, Inc. (“FINRA”) has adopted rules that a broker-dealer must have reasonable grounds for believing that an investment recommended to a customer is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for certain customers. FINRA requirements will likely make it more difficult for broker-dealers to recommend that their customers buy our Ordinary Shares, which may have the effect of reducing the level of trading activity in the shares, resulting in fewer broker-dealers being willing to make a market in our shares, potentially reducing a stockholder’s ability to resell our securities.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our results of operations do not meet their expectations, the price of our securities and trading volume could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, the price of our securities could decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company leases certain office space at 333 Washington Avenue North, Suite 104, Minneapolis, Minnesota 55401, USA under a long-term, non-cancelable operating lease agreement. The contract provides us the right to substantially all of the economic benefits from the use of the office space and the right to direct the use of the office space, thus it is considered to be or contain a lease. The lease has an original term that expires in December 2023 with an option to extend the term for three years. The Company has included the optional renewal period in the lease term because the Company determined after considering all economic factors that the Company is reasonably certain to exercise the option to extend the lease. The agreement requires the Company to pay real estate taxes, insurance, and repairs.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Although we currently maintain liability insurance coverage intended to cover professional liability and certain other claims, we cannot assure that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us in the future where the outcomes of such claims are unfavorable to us. Liabilities in excess of our insurance coverage, including coverage for professional liability and certain other claims, could have a material adverse effect on our business, financial condition and results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Ordinary Shares are currently quoted on the Nasdaq Capital Market under the symbol “SBET.”

The following table sets forth, for the period indicated, the quarterly high and low closing sales prices per share of our Ordinary Shares for each quarter during our last two fiscal years, as well as the first quarter in 2023, as reported by Nasdaq.

2023	High	Low
First Quarter	$0.78	$0.34

2022	High	Low
First Quarter	$2.75	$1.27
Second Quarter	$1.50	$0.74
Third Quarter	$1.39	$0.87
Fourth Quarter	$0.88	$0.25

2021	High	Low
First Quarter	$7.32	$3.22
Second Quarter	$7.72	$4.58
Third Quarter	$11.38	$4.57
Fourth Quarter	$4.63	$2.19

As of March 31, 2023, we had approximately 94 individual shareholders of record of our Ordinary Shares. We believe that the number of beneficial owners of our Ordinary Shares is greater than the number of record holders, because a number of  our Ordinary Shares is held through brokerage firms in “street name.”

Dividend Policy

We do not intend to pay cash dividends to our stockholders in the foreseeable future. We currently intend to retain all our available funds and future earnings, if any, to finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our Board of Directors may deem relevant.

Equity Compensation Plan

The following table provides information as of December 31, 2022 about our equity compensation plan and arrangements:

Options	Shares	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2021 [1]	1,783,567	$4.96	$-	-	$830,250
Granted	2,496,500	$1.00	$0.52	-	$-
Exercised	-	$-	$-	-	$-
Forfeited	(1,007,796)	$5.46	$2.56	-	$-
Expired	(383,147)	$6.37	$-	-	$-

Outstanding as of December 31, 2022	2,889,124	$1.14	$-	9.3	$7,750
Exercisable as of December 31, 2022	866,727	$1.46	$-	8.7	$7,750

1 Equity structure was adjusted for all periods presented using the exchange ratio, 1.3352, established in the Go-Public Merger Agreement with Mer Telemanagement Solutions Ltd. to reflect the number of shares of SharpLink, Inc. (the accounting acquiree) issued in the reverse acquisition.  See Note 3 in the consolidated financial statements accompanying this Annual Report on Form 10-K for a discussion of the MTS Merger.

Recent Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2022 were previously disclosed in Current Reports on Form 6-K.

Purchases of Equity Securities by Issuer and Its Affiliates

None.

ITEM 6.   [RESERVED]

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8 of this Form 10-K. This discussion contains forward-looking statements. Please see the explanatory note concerning “Forward-Looking Statements” in Part I of this Annual Report on Form 10-K and Item 1A. Risk Factors for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The operating results for the periods presented were not materially affected by inflation.

Overview

Founded in 2019 and headquartered in Minneapolis, Minnesota, SharpLink is a leading business-to-business provider of performance marketing and advanced technology-enabled fan engagement and conversion solutions for the fast emerging U.S. sports betting and iGaming industries.  Our base of marquis customers and trusted business partners comprise  many of the nation’s leading sports media publishers, leagues, teams, sportsbook operators, casinos and sports technology companies, including Turner Sports, NASCAR, PGA TOUR, National Basketball Association (“NBA”), National Collegiate Athletic Association (“NCAA”), NBC Sports, BetMGM, Party Poker, World Poker Tour and Tipico, among numerous others.

We continue to make deliberate and substantial investments in support of our mission and long-term growth objectives.  Our primary growth strategy is centered on cost effectively monetizing our own and our customers’ respective online audiences of U.S. fantasy sports and casual sports fans and casino gaming enthusiasts by converting them into loyal online sports and iGaming bettors. We are endeavoring to achieve this through deployment of our proprietary conversion technologies, branded as our “C4” solutions, which are seamlessly integrated with fun, highly engaging fan experiences.  Purpose built from the ground-up specifically for the U.S. market, SharpLink’s C4 innovations  are designed to help unlock the lifetime value of sports bettors and online casino players.  More specifically, C4:

•	COLLECTS, analyzes and leverages deep learning of behavioral data relating to individual fans;

•	CONNECTS and controls fan engagement with real-time, personalized betting offers sourced from U.S. sportsbooks and casinos in states where online betting has been legalized;

•	CONVERTS passive fantasy sports and casual sports fans into sports bettors on a fully automated basis; and

•

readily enables gaming operators and publishers to CAPITALIZE on acquiring and scaling sports betting and iGaming depositors, resulting in higher revenue generation and greatly enhanced user experiences.

We reach fans and cultivate audience growth and activation through our four primary operating segments: 1) Sports Gaming Client Services; 2) SportsHub Games Network/Fantasy Sports; 3) Direct to Player (“D2P”)/Affiliate Marketing Services – International; and  4) D2P/Affiliate Marketing Services – United States.

The Company previously owned and operated an enterprise telecom expense management business  (“Enterprise TEM”) acquired in July 2021 in connection with SharpLink’s go-public merger with Mer Telemanagement Solutions.  Beginning in 2022, we discontinued operations for this business unit and sought a buyer for the business.  On December 31, 2022, we completed the sale of this business to Israel-based Entrypoint South Ltd.

SharpLink is guided by an accomplished, entrepreneurial leadership team of industry veterans and pioneers encompassing decades of experience in delivering innovative sports solutions to partners that have included Turner Sports, Google, Facebook, the National Football League (“NFL”), NCAA and NBA, among many other iconic organizations, with executive experience at companies which include ESPN, NBC, Sportradar, AOL, Cantor Gaming, Betfair and others.

As of March 2023, the Company’s state regulatory initiatives have resulted in SharpLink being licensed and/or authorized to operate in 24 U.S. states, the District of Columbia and Ontario, Canada, or nearly 100% of the legal online betting market in North America.

By leveraging our technology and building on our current client and industry relationships, SharpLink believes we are well positioned to earn a leadership position in the rapidly evolving sports betting and iGaming markets by driving down customer acquisition costs, materially increasing and enhancing player engagement and delivering users with high lifetime value to our proprietary web properties and to those of our gaming partners.

Impact of COVID-19 On Our Business Operations

The worldwide outbreak of COVID-19 in early 2020 negatively affected economic conditions regionally as well as globally and caused a reduction in consumer spending. Efforts to contain the effect of the virus included business closures, travel restrictions, and restrictions on public gatherings and events. Many businesses eliminated non-essential travel and canceled in-person events to reduce instances of employees and others being exposed to public gatherings. Governments around the world, including governments in Europe and state and local governments in the U.S., restricted business activities and strongly encouraged, instituted orders or otherwise restricted individuals from leaving their home. To date, governmental authorities imposed or recommended various measures, including social distancing, quarantine, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, and cancellation of events, including sporting events, concerts, conferences and meetings. The suspension, postponement and cancellation of sporting events affected by COVID-19 had an adverse impact on the progression of SharpLink’s overall business plan and our revenue and the revenue of our clients.

Although many sports seasons and sporting events recommenced in 2021, the fluidity of this situation, potential for virus variants and potential setbacks associated therewith precludes any prediction as to the ultimate impact of COVID-19 and any emerging variants of coronavirus, which remains a material uncertainty and risk with respect to SharpLink’s business, performance, and financial results. The revenue of our clients, and our own revenue, continue to depend on sports events taking place and consumer participation and spending on entertainment and leisure activities, and any further setbacks with respect to COVID-19 and its variants could have a material adverse effect on our business, financial condition, results of operations and prospects.

Recent Developments

Merger with SportsHub Games Network Inc. (the “SportsHub Merger”)

SharpLink, SharpLink, SHGN Acquisition Corp., a Delaware corporation and wholly owned subsidiary of SharpLink (“Merger Subsidiary”), SportsHub and Christian Peterson, an individual acting as the SportsHub stockholders’ representative entered into the Merger Agreement on September 7, 2022. The Merger Agreement, as amended on November 2, 2022 by the Merger Agreement Amendment, contained the terms and conditions of the proposed business combination of SharpLink and SportsHub. Pursuant to the Merger Agreement, as amended, on December 22, 2022, SportsHub merged with and into Merger Subsidiary in accordance with the provisions of Delaware’s General Corporation Law, as amended, with Merger Subsidiary surviving as a wholly owned subsidiary of SharpLink. In association with the transaction, SharpLink issued, in aggregate, 4,319,263 ordinary shares to common and preferred stockholders of SportsHub, on a fully diluted basis. An additional aggregate amount of 405,862 ordinary shares are being held in escrow for SportsHub shareholders who have yet to provide the applicable documentation required in connection with the SportsHub Merger, as well as shares held in escrow for indemnifiable losses and for the reimbursement of expenses incurred by the Stockholder Representative in performing his duties pursuant to the Merger Agreement.

NASDAQ Notice

On November 4, 2022, we received a deficiency notice from NASDAQ stating that we no longer comply with NASDAQ Marketplace Rule 5550(a)(2) because the bid price of our Ordinary Shares closed below the required minimum $1.00 per share for the previous 30 consecutive business days. The notice also indicated that, in accordance with Marketplace Rule 5810(c)(3)(A), we have a period of 180 calendar days, until May 3, 2023, to regain compliance with Rule 5550(a)(2). If at any time before May 3, 2023 the bid price of our Ordinary Shares closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will notify us that we have regained compliance with Rule 5550(a)(2). In the event we do not regain compliance with Rule 5550(a)(2) prior to the expiration of the 180-day period, we may then be eligible for additional time if we meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will be required to provide written notice of our intention to cure the deficiency during the second compliance period equal to an additional 180 calendar days. If we cannot demonstrate compliance by the end of the second compliance period, Nasdaq will notify us that our Ordinary Shares are subject to delisting.

On January 20, 2023, our shareholders authorized a reverse share split in a ratio of up to and including 20:1, which if effected, would increase the per share price of our Ordinary Shares to regain compliance with the minimum bid price requirements. The ratio and date of such reverse split, if effected, will be determined by our Board of Directors.

Sale of Legacy MTS Business

On December 31, 2022, SharpLink closed on the sale of its legacy MTS business (“Legacy MTS”) to Israel-based Entrypoint South Ltd., a subsidiary of Entrypoint Systems 2004 Ltd. In consideration of Entrypoint South Ltd. acquiring all rights, title, interests and benefits to Legacy MTS, including 100% of the shares of MTS Integratrak Inc., one of the Company’s U.S. subsidiaries, it will pay SharpLink an earn-out payment equal to three times Legacy MTS’ Earnings Before Interest, Taxes and Depreciation for the year ending December 31, 2023, up to a maximum earn-out payment of $1 million (adjusted to reflect net working capital as of the closing date).

2023 $7 Million Revolving Credit Line

On February 13, 2023, SharpLink, Inc., a Minnesota corporation and wholly owned subsidiary of the Company, entered into a Revolving Credit Agreement with Platinum Bank, a Minnesota banking corporation and executed a revolving promissory note of $7,000,000.

Assumption of Loans as a Result of Merger to SportsHub Games Network, Inc.

In connection with the SportsHub Merger that closed on December 22, 2022, on February 13, 2023, SharpLink, Inc (the “New Borrower”), as successor by merger to SportsHub (the “Existing Borrower”), LeagueSafe Management, LLC, a Minnesota limited liability company (“LeagueSafe”), and Virtual Fantasy Games Acquisition, LLC, a Minnesota limited liability company (“Virtual Fantasy”) entered into a consent, assumption and second amendment agreement with the Lender, to assume a term loan in the principal amount of up to $2,000,000 as set forth by the term loan agreement dated June 9, 2020, as amended. LeagueSafe and Virtual Fantasy were the Existing Borrower’s subsidiaries, and as a result of the merger, became the New Borrower’s subsidiaries.

In connection with the SportsHub Merger that closed on December 22, 2022, on February 13, 2023, the New Borrower, LeagueSafe and Virtual Fantasy entered into a consent, assumption and third amendment agreement with the Lender, to assume a revolving line of credit in the principal amount of up to $5,000,000 as set forth by the revolving credit loan agreement dated March 27, 2020, as amended.

2023 Convertible Debenture and Warrant Financing

On February 14, 2023, the Company entered into the SPA with Alpha, a current shareholder of the Company, pursuant to which the Company issued to Alpha, an 8% Interest Rate, 10% Original Issue Discount, Senior Convertible Debenture in the aggregate principal amount of $4,400,000 for a purchase price of $4,000,000 on February 15, 2023. The Debenture will be convertible, at any time, and from time to time, at Alpha’s option, into Conversion Shares, at an initial conversion price equal to $0.70 per share, subject to adjustment as described in the Debenture. In addition, the Conversion Price of the Debenture is subject to an initial reset immediately prior to the Company’s filing of a registration statement covering the resale of the Underlying Shares to the lower of $0.70 and the average of the five Nasdaq Official Closing Prices immediately preceding such date, provided there shall be no Reset Price below $0.30 per share, the Floor Price, unless waived in writing by the Company by notice to Alpha. If the Reset Price is below the Floor Price and the Company chooses not to waive the Floor Price, the Debenture shall be repayable in cash within 10 business days of such reset date. As part of the SPA, the Regular Warrants exercisable to purchase an aggregate of 2,666,667 ordinary shares have an exercise price of $4.50 per share were reduced from $4.50 per share to $.06 per share. (See Notes 10 and 18 to the Consolidated Financial Statements.)

On February 15, 2023, the Company also issued to Alpha the Warrant to purchase 8,800,000 ordinary shares of the Company at an initial exercise price of $0.875. The Warrant is exercisable in whole or in part, at any time on or after February 15, 2023 and before February 15, 2028. The Exercise Price of the Warrant is subject to an initial reset immediately prior to the Company’s filing of a proxy statement that includes the Shareholder Approval Proposal to the lower of $0.875 and the average of the five Nasdaq Official Closing Prices immediately preceding such date the. The Warrant includes a beneficial ownership blocker of 9.99%. The Warrant provides for adjustments to the Exercise Price, in connection with stock dividends and splits, subsequent equity sales and rights offerings, pro rata distributions, and certain fundamental transactions. In the event the Company, at any time while the Warrants are still outstanding, issues or grants any right to re-price, ordinary shares or any type of securities giving rights to obtain ordinary shares at a price below Exercise Price, Alpha shall be extended full-ratchet anti-dilution protection on the Warrants (reduction in price, only, no increase in number of Warrant Shares, and subject to customary Exempt Transaction issuances), and such reset shall not be limited by the Floor Price.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Our most critical estimates include those related to purchase accounting, intangibles and long-lived assets, goodwill and impairment, stock-based compensation, discontinued operations and revenue recognition. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting estimates affect the more significant judgments and estimates used in preparing our consolidated financial statements. Please see Note 1 to our consolidated financial statements, which are included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report, for our Summary of Significant Accounting Policies. There have been no material changes made to the critical accounting estimates during the periods presented in the consolidated financial statements.

Purchase Accounting

The purchase price of an acquired business is allocated to the assets acquired and liabilities assumed at their estimated fair values on the date of acquisition. Any unallocated purchase price amount is recognized as goodwill on the consolidated balance sheet if it exceeds the estimated fair value or as a bargain purchase gain on the consolidated statement of operations if it is below the estimated fair value. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, and the utilization of independent valuation experts as well as the use of historical information and significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired and liabilities assumed, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, especially depreciation and amortization expense. Acquisition-related costs are expensed as incurred and changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period are recorded in Provision for Income Taxes.

Intangible and Long-Lived Assets

Intangible assets consist of internally developed software, customer relationships, trade names and acquired technology and are carried at cost less accumulated amortization. The Company amortizes the cost of identifiable intangible assets on a straight-line basis over the expected period of benefit, which ranges from three to ten years.

Costs associated with internally developed software are expensed as incurred unless they meet generally accepted accounting criteria for deferral and subsequent amortization. Software development costs incurred prior to the application development stage are expensed as incurred. For costs that are capitalized, the subsequent amortization is the straight-line method over the remaining economic life of the product, which is estimated to be five years.

The Company begins amortizing the asset and subsequent enhancements once the software is ready for its intended use. The Company reassesses whether it has met the relevant criteria for deferral and amortization at each reporting date.

The Company reviews the carrying value of its long-lived assets, including equipment and finite-lived intangible assets, for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimate future cash flows expected to result from its use and eventual disposition. In cases where undiscounted cash flows are less than the carrying value of an asset group, an impairment loss is recognized equal to an amount by which the asset group’s carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of customer loss, obsolescence, demand, competition, and other economic factors.

Goodwill and Impairment

The Company evaluates the carrying amount of goodwill annually or more frequently if events or circumstances indicate that the goodwill may be impaired. Factors that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset or significant negative industry or economic trends. The Company completes impairment reviews for its reporting units using a fair-value method based on management’s judgments and assumptions. When performing its annual impairment assessment, the Company evaluates the recoverability of goodwill assigned to each of its reporting units by comparing the estimated fair value of the respective reporting unit to the carrying value, including goodwill. The Company estimates fair value utilizing the income approach and the market approach or a combination of both income and market approaches.

The income approach requires management to make assumptions and estimates for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, working capital levels, income tax rates, and a weighted-average cost of capital reflecting the specific risk profile of the respective reporting unit. The key assumptions used in the income approach include revenue growth, operating income margin, discount rate and terminal growth rate. These assumptions are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using market and industry data as well as Company-specific risk factors for each reporting unit. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business.

The market approach estimates fair value using performance multiples of comparable publicly-traded companies. In the event the fair value of a reporting unit is less than the carrying value, including goodwill, an impairment loss is recognized for the difference between the implied fair value and the carrying value of the reporting unit.

There is inherent uncertainty included in the assumptions used in goodwill impairment testing. A change to any of the assumptions could lead to a future impairment that could be material.

Stock-Based Compensation

The fair value of each option award is estimated on the date of grant using a Black Scholes option-pricing model. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issue date. The expected volatility is determined using the volatility of peer companies. The Company’s underlying stock has been publicly traded since the date of the MTS Merger. All option grants during the year ended December 31, 2022 and 2021 were granted under the 2021 plan subsequent to the MTS Merger. All option grants made under the SharpLink, Inc. 2020 plan were prior to the MTS Merger. SharpLink, Inc.’s underlying stock was not publicly traded, but was estimated on the date of the grants using valuation methods that consider valuations from recent equity financings as well as future planned transactions.

Discontinued Operations

In June 2022, the Company’s Board of Directors approved management to enter into negotiations to sell MTS. The Company negotiated a Share and Asset Purchase Agreement with the transaction completed on December 31, 2022. In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major impact on an entity’s operations and financial results when the components of an entity meets the criteria in ASC paragraph 205-20-45-10. In the period in which the component meets the held for sale or discontinued operations criteria the major assets, other assets, current liabilities and non-current liabilities shall be reported as a component of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the income (loss) of continuing operations.

Revenue Recognition

The Company follows a five-step model to assess each sale to a customer; identify the legally binding contract, identify the performance obligations, determine the transaction price, allocate the transaction price, and determine whether revenue will be recognized at a point in time or over time.  Revenue is recognized upon transfer of control of promised products or services (i.e., performance obligations) to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. Management judgment is required in determining whether the performance obligations will be recognized at a point in time or overtime and when the transfer of control of goods and services are made to entitle the Company to receive payment. The exercise of management judgment has a material impact on when revenue is recognized.

The Affiliate Marketing Services – United States and the Affiliate Marketing Services – International operating segments generate revenue by earning commissions from sportsbooks and casino operators when a new depositor is directed to them by our affiliate marketing websites.

The Sports Gaming Client Services operating segments’ performance obligations are satisfied over time (software licenses). Software license revenue is recognized when the customer has access to the license and the right to use and benefit from the license. Other items relating to charges collected from customers include reimbursable expenses. Charges collected from customers as part of the Company’s sales transactions are included in revenues and the associated costs are included in cost of revenues.  In addition, this segment provides sports betting data (e.g., betting lines) to sports media publishers in exchange for a fixed fee.

The Company’s SportsHub operating segment collects fees from customers for daily and season-long online fantasy sports games in advance and recognizes the related fees over the term of the online fantasy game. It also collects various forms of fee revenue from customers using its wallet system platform. Its performance obligation is to provide these customers with an online platform to collect entry fees, provide transparency into league transactions, encourage timely payment of entry fees, safeguard funds during the season and facilitate end-of-season prize payouts. Fee revenue related to payment transactions is deferred until the end of the specific season (a single performance obligation recognized at the end of the respective season). Other types of fee revenue are recognized on a transactional basis when users complete transactions or when a customer’s account becomes inactive under the terms of the user agreement. SportsHub also provides sports simulation software that customers pay a fee to access over a period of time. SportsHub provides and maintains the software throughout the duration of the season, which constitutes a single performance obligation and revenue is recognized over the term of the service. SportsHub also collects subscription fees from users of its Fantasy National Golf Club. Its performance obligation under these contracts is to provide subscribers with access to SportsHub’s intellectual property. Revenue is initially deferred and recognized ratably over the subscription period. Any discounts, promotional incentives or waived entry fees are treated as a reduction in revenue.

The Company’s Enterprise TEM operating segment entered into contracts with customers to license the rights to use its software products and to provide maintenance, hosting and managed services, support and training to customers. Certain software licenses require customization. The Company sells its products directly to end-users and indirectly through resellers and operating equipment managers, who are considered end users.

The Enterprise TEM operating segment’s performance obligations are satisfied either overtime (managed services and maintenance) or at a point in time (software licenses). Professional services rendered after implementation are recognized as performed. Software license revenue is recognized when the customer has access to the license and the right to use and benefit from the license. Many of the Enterprise TEM operating segment’s agreements include software license bundled with maintenance and supports. The Company allocates the transaction price for each contract to each performance obligation identified in the contract based on the relative standalone selling price (“SSP”). The Company determines SSP for the purposes of allocating the transaction price to each performance obligation by considering several external and internal factors including, but not limited to, transactions where the specific element sold separately, historical actual pricing practices in accordance with ASC 606, Revenues from Contracts with Customers. The determination of SSP requires the exercise of judgement. For maintenance and support, the Company determines the SSP based on the price at which the Company sells a renewal contract.

Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Results of Operations

                The following table provides certain selected financial information for the periods presented:

	December 31, 2022	December 31, 2021	Change	% Change
Revenues	$7,288,029	$2,635,757	$4,652,272	176.51%
Cost of Revenues	6,154,434	2,935,119	3,219,315	109.68%
Gross profit	1,133,595	(299,362)	1,432,957	478.67%
Gross profit percentage	15.55%	-11.35%
Total operating expenses	16,610,112	33,195,352	(16,585,240)	-49.96%
Operating loss from continuing operations	(15,476,517)	(33,494,714)	(18,018,197)	-53.79%
Total other income (expenses)	184,481	29,055	155,426	534.94%
Net loss before income taxes	(15,292,036)	(33,465,659)	18,173,623	-54.31%
Provision for income taxes	11,366	4,171	7,195	172.50%
Net loss from continuing operations	(15,303,402)	(33,469,830)	18,166,428	-54.28%
Net income (loss) from discontinued ops, net of tax	70,024	(22,174,305)	22,244,329	-100.32%
Net loss	$(15,233,378)	$(55,644,135)	$40,410,757	-72.62%

Year Ended December 31, 2022 as Compared to Year Ended December 31, 2021

Revenues

For the year ended December 31, 2022, our revenues climbed 177% to $7,288,029 when compared to revenues of $2,635,757 reported for the year ended December 31, 2021. The improvement was largely attributed to additional revenue resulting from the Company’s merger and acquisition activities, namely the acquisition of FourCubed, which closed on December 31, 2021, and the merger with SportsHub, which closed on December 22, 2022.

On a segmented basis, revenues from SharpLink’s Sports Gaming Client Services division totaled $2,493,685, increased 3% from $2,424,229 on a comparable year-over-year basis. The SportsHub/Fantasy Sports group contributed $951,196 compared to $0 in the prior year due to the timing of the closing of its acquisition on December 22, 2022. The Affiliate Marketing Services – International segment, representing revenue contribution from the acquisition of FourCubed at December 31, 2021, was $3,427,698 compared to $0 in the prior year. The Affiliate Marketing – U.S. increased 96% to $415,450 for the year ended December 31, 2022, which compared to $211,528 for the same period in 2021. This increase was due to the addition of revenues generated by our new state-specific affiliate marketing sites, which were launched in November 2022 as part of our strategy to deliver unique fan activation solutions to our sportsbook and casino partners.

Gross Profit

Gross profit totaled $1,133,595 for the year ended December 31, 2022, which compared to a negative gross profit of $299,362 in the previous year – reflecting a 479% improvement. As a result, gross profit margin also improved, rising to 16% from a negative 11% on a comparable year-over-year basis. The increase was primarily attributable to higher revenues and the mix of higher margin products and services sold in 2022 as a direct result of our acquisition of FourCubed and merger with SportsHub.

Total Operating Expenses

For the year ended December 31, 2022, total operating expenses declined 50% to $16,610,112 compared to total operating expenses of $33,195,352 for the year ended December 31, 2021. The decrease was largely due to the commitment fee expense of $23,301,206 recorded in 2021. The non-cash commitment fee expense recorded in 2021 represented the change in fair value of the commitment fee associated with our go-public reverse acquisition of Mer Telemanagement Solutions Ltd., whereby SharpLink, Inc. sold to the holder of the Company’s preferred shares approximately 2.8 million shares of Series B Preferred Stock for $6.0 million and issued Series A-1 Preferred Stock equal to 3% of the Company’s issued and outstanding capital; this, in turn, required SharpLink, Inc. to transfer a variable number of shares outside of its control and classifying it as a liability. The decrease in the commitment fee expense was offset by a non-cash goodwill impairment of $4,726,000 recorded in 2022, which related to our client Entain plc’s loss of access to customers in Russia.

Operating Loss from Continuing Operations

Operating loss totaled $15,476,517 and $33,494,714 for the years ended December 31, 2022 and 2021, respectively, reflecting a 53% reduction in operating loss on a year-over-year basis. Operating losses declined in 2022 due to a combination of higher revenues and lower operating expenses recorded during the year for the aforementioned reasons.

Net Loss from Continuing Operations

For the reasons detailed above, after factoring total other income and expenses, net of $184,481 and income tax expense of $11,366, the net loss from continuing operations for the year ended December 31, 2022 totaled $15,303,402. This represented a 54% reduction from a net loss from continuing operations of $33,469,830 for the prior year after other income and expense, net of $29,055 and income tax expenses of $4,171.

Net Income (Loss) from Discontinued Operations

Net income from discontinued operations of SharpLink’s legacy MTS business totaled $70,024 for the year ended December 31, 2022, which compared to a net loss from discontinued operations of $22,174,305 for the prior year. The primary reason for the change was that the legacy MTS business recorded a goodwill impairment charge of $1,224,671 and $21,722,213 for the years ended December 31, 2022 and 2021, respectively.

Net Loss

For all of the aforementioned reasons, net loss declined 73% to $15,233,378, or $0.62 loss per basic and diluted share for continuing and discontinued operations for the year ended December 31, 2022, compared to a net loss of $55,644,135, or $3.94 loss per basic and diluted share for continuing and discontinued operations for the year ended December 31, 2021.

Cash Flows

Year ended December 31, 2022 as Compared to the Year ended December 31, 2021

As of December 31, 2022, cash on hand was $39,324,529, a 548% increase when compared to cash on hand of $6,065,461 as of December 31, 2021. For the years ended December 31, 2022 and 2021, restricted cash totaled $11,132,957 and $0, respectively. The increase in restricted cash resulted from the merger with SportsHub on December 22, 2022.

For the year ended December 31, 2022, cash used in operations totaled $5,937,385, as compared to net cash used in operations of $6,070,874 in the prior year. The increase in cash used in operating activities was primarily attributable to an increase in the accounting for depreciation and amortization, higher stock-based compensation expense, offset by a decline in goodwill and intangible asset impairment expenses.

For the year ended December 31, 2022, cash provided by the Company’s investing activities totaled $48,302,068 an increase of 1,095% when compared to cash used for investing activities of $4,411,720 for the previous year. The increase in cash generated in our investing activities resulted from cash and restricted cash acquired from the merger with SportsHub in December 2022 offset by payments made relating to the acquisition of FourCubed in 2021.

For the year ended December 31, 2022, cash provided by financing activities was $2,675,343, an 83% decrease from net cash provided by financing activities of $15,678,085 provided from financing activities during the year ended December 31, 2021. The year-over-year decrease was largely due to placement of Series B preferred stock, ordinary shares, prefunded warrants and regular warrants issued in connection with equity fundings during the year ended December 31, 2021.  During 2022, the Company’s capital raising activities were limited to raising $3,250,000 through a term loan secured from our commercial lender, Platinum Bank, offset by debt repayments and debt issue costs.

Liquidity and Capital Resources

As of December 31, 2022, we had negative working capital of $5,000,468. For the year ended December 31, 2022, we incurred a loss from continuing operations of $15,303,402, inclusive of $4,726,000 for goodwill and intangible asset impairment charges. While there can be no guarantees, we believe the cash on hand, coupled with cash generated from revenue and additional equity and debt capital of $11.0 million raised in the first quarter of 2023, will be sufficient to fund the Company through the end of 2023. In addition, we intend to pursue other opportunities of raising capital with outside investors.

For the year ended December 31, 2022, we raised capital of $3,250,000 from our commercial lender, Platinum Bank, pursuant to a term note issued in connection with our acquisition of FourCubed. On February 13, 2023, we signed a two-year $7.0 million revolving loan agreement with Platinum Bank. On February 14, 2023, we closed on a $4.4 million convertible debenture through a non-brokered private placement with an existing institutional shareholder of the Company.

We have continued to realize losses from operations. However, with the revenue generated from our customers and our capital raise efforts, we believe that we will have sufficient access to cash to meet our anticipated operating costs and capital expenditure requirements through the end of 2023. Our primary need for liquidity is to fund working capital requirements of our business, capital expenditures, acquisitions, debt service, and for general corporate purposes. Our primary source of liquidity is funds generated by financing activities and from private placements. Our ability to fund our operations, to make planned capital expenditures and acquisitions, to service debt payments, and to repay or refinance indebtedness depends on our future operating performance and cash flows. Our future operating performance and cash flows are subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control.

If the Company is unable to generate significant sales growth in the near term and raise additional capital, there is a risk that the Company could default on its obligations; and could be required to discontinue or significantly curtail the scope of its operations if no other means of financing operations are available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

On December 31, 2022, we did not have any off-balance sheet arrangements. Additionally, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contractual Obligations

Material contractual obligations arising in the normal course of business primarily consist of purchase obligations in the normal course of business, principal and interest payment obligations to our commercial lender and payments for lease obligations.

Inflation

Our opinion is that inflation did not have a material effect on our operations for 2022.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASC 326, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments ("ASC 326”), which replaces the existing incurred loss model with a current expected credit loss ("CECL”) model that requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company would be required to use a forward looking CECL model for accounts receivables, guarantees and other financial instruments. The Company adopted ASC 326 on January 1, 2023. ASC 326 did not have a material impact on its consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies the guidance in Accounting Standards Codification Topic 820, Fair Value Measurement (“Topic 820”), when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. While the Company is continuing to assess the timing of adoption and the potential impacts of ASU 2022-03, it does not expect ASU 2022-03 to have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are contained in pages F-1 through F-49, which appear at the end of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022 and concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“US GAAP”).

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance of such reliability and may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of December 31, 2022, based on these criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only the management’s report.

Changes in Internal Control over Financial Reporting

Other than changes in the remediation of the material weaknesses, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 During the six months ended June 30, 2022, the Company improperly evaluated the asset group that was held for sale or disposal based upon the facts and circumstances known and accordingly, improperly concluded upon impairment of certain related assets held as part of discontinued operations. The identified error above resulted in a material adjustment to the consolidated financial statements as of and for the six months ended June 30, 2022 and therefore was considered a material weakness.

We did not maintain effective internal controls over the accounting for stock options and warrants, specifically valuation of warrants assumed, a component of consideration paid, in the MTS Merger and stock options granted as stock-based compensation to employees. The internal controls to assess the valuation of warrants assumed in the MTS Merger, and valuation and recognition of stock options granted to employees were not performed at the appropriate level of precision. The material weakness resulted in an adjustment to reduce the MTS (“Enterprise TEM”) goodwill and additional paid-in capital by $134,702. Goodwill impairment subsequently recorded for the Enterprise TEM reporting unit during the year ended December 31, 2021 was adjusted to be reduce the goodwill impairment expense by $134,702 due to the aforementioned error. Stock compensation expense, which is recorded in selling, general and administrative expenses in the consolidate statement of operations was adjusted to reduce stock compensation expense by $47,675 due to improper determination of fair value of awards for the year ended December 31, 2021. Stock compensation expense was also adjusted to increase stock compensation expense by $44,458 due to improper recognition of awards over the vesting period for the year ended December 31, 2021. The Company’s consolidated financial statements for the year ended December 31, 2021 reflect the correction of these errors. Since the completion of the June 30, 2022 review, the Company has taken steps to not only add additional resources to its accounting staff, but has also implemented a month-end close process whereas the CFO reviews the reconciliations prepared.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed within the SEC within 120 days of December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed within the SEC within 120 days of December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed within the SEC within 120 days of December 31, 2022.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

Exhibit Number	Description

3.1

Memorandum of Association (incorporated by reference to Exhibit 4.1 to Form F-3 filed with the SEC on July 27, 2021) (translated from Hebrew; the original language version is on file with the Registrant and is available upon request)

3.2	Second Amended and Restated Articles of Association (incorporated by reference to Exhibit 4.2 to Form F-3 filed with the SEC on July 27, 2021)

4.1	Specimen of Ordinary Share Certificate (incorporated by reference to Exhibit 2.1 to the Annual Report on Form 20-F for the year ended December 31, 2017)

4.2	Form of Prefunded Warrant issued to Alpha Capital Anstalt (incorporated by reference to Exhibit 4.1 to the Report on Form 6-K submitted to the SEC on November 19, 2021)

4.3	Form of Regular Warrant issued to Alpha Capital Anstalt (incorporated by reference to Exhibit 4.2 to the Report on Form 6-K submitted to the SEC on November 19, 2021)

4.4

Common Stock Purchase Warrant for 8,800,000 shares in favor of Alpha Capital Anstalt, dated February 15, 2023 (incorporated by reference to Exhibit 4.1 to Form 8-K/A filed with the SEC on  February 17, 2023)

2.4*	Description of the rights of each class of securities registered under Section 12 of the Securities Exchange Act of 1934

10.1

Agreement and Plan of Merger, dated April 15, 2021, among the Registrant, SharpLink, Inc., and New SL Acquisition Corp. (incorporated by reference to Exhibit 99.2 to the Report on Form 6-K submitted to the SEC on April 15, 2021)

10.2

Amendment No. 1 to Agreement and Plan of Merger, dated July 23, 2021, Mer Telemanagement Solutions Ltd., New SL Acquisition Corp. and SharpLink, Inc. (incorporated by reference to Exhibit 2.2 to Form F-3 filed with the SEC on July 27, 2021)

10.3+	SharpLink, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed with the SEC on October 12, 2021)

10.4+	2021 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the SEC on October 12, 2021)

10.5+

Employment Agreement by and between SharpLink, Inc. and Rob Phythian, dated July 26, 2021 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 filed with the SEC on February 3, 2022)

10.6+

Employment Agreement by and between SharpLink, Inc. and Chris Nicholas, dated July 26, 2021(incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 filed with the SEC on February 3, 2022)

54

10.7+

Employment Agreement by and between SharpLink, Inc. and Brian Bennett, dated July 30, 2021 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 filed with the SEC on February 3, 2022)

10.8+	Directors and Officers Compensation Policy (incorporated by reference to Annex C to Exhibit 99.2 of the Report on Form 6-K submitted to the SEC on July 28, 2022)

10.9

Securities Purchase Agreement dated December 23, 2020, between SharpLink, Inc. and Alpha Capital Anstalt, as amended on June 15, 2021 and July 23, 2021 (incorporated by reference to Exhibit 10.1 to the Report on Form 6-K submitted to the SEC on November 19, 2021)

10.10

Securities Purchase Agreement dated November 16, 2021 between the Company and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 to the Report on Form 6-K submitted to the SEC on November 19, 2021)

10.11

Asset Purchase Agreement, dated December 31, 2021, by and among FourCubed Acquisition Company, LLC, 6t4 Company, FourCubed Management, LLC, Chris Carlson, and SharpLink Gaming Ltd. (incorporated by reference to Exhibit 10.1 to the Report on Form 6-K submitted to the SEC on January 12, 2022)

10.12†

Registration Rights Agreement, dated December 31, 2021, by and among SharpLink Gaming Ltd., 6t4 Company, and Chris Carlson (incorporated herein by reference to Exhibit 10.2 to the Report on Form 6-K submitted to the SEC on January 12, 2022)

10.13

Agreement and Plan of Merger, dated September 7, 2022, by and among Sharplink Gaming Ltd., SHGN Acquisition Corp., SportsHub Games Network, Inc. and Christian Peterson, in his capacity as the Stockholder Representative (incorporated by reference to Annex A-1 to Exhibit 99.2 of the Report on Form 6-K submitted to the SEC on November 8, 2022)

10.14

First Amendment to Agreement and Plan of Merger, dated November 2, 2022, by and among Sharplink Gaming Ltd., SHGN Acquisition Corp., SportsHub Games Network, Inc. and Christian Peterson, in his capacity as the Stockholder Representative (incorporated by reference to Annex A-1 to Exhibit 99.2 of the Report on Form 6-K submitted to the SEC on November 8, 2022)

10.15††

Share and Asset Purchase Agreement, dated as of November 9, 2022, by and between SharpLink Gaming Ltd. and Entrypoint South Ltd. (incorporated herein by reference to Exhibit 2.1 to the Report on Form 6-K submitted to the SEC on January 5, 2023)

10.16

Revolving Credit Agreement, dated February 13, 2023, by and between SharpLink, Inc. and Platinum Bank  (incorporated herein by reference to Exhibit 10.1 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.17	Revolving Promissory Note, dated February 13, 2023, executed by SharpLink, Inc. (incorporated herein by reference to Exhibit 10.2 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.18

Deposit Account Pledge And Control Agreement, dated February 13, 2023, by and between SHGN Acquisition Corp. and Platinum Bank (incorporated herein by reference to Exhibit 10.3 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.19

Form of Company Guaranty, dated February 13, 2023, issued by SHGN Acquisition Corp., SLG 1 Holdings LLC and SLG 2 Holdings LLC (incorporated herein by reference to Exhibit 10.4 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.20

Term Loan Agreement, dated June 9, 2020, by and between SportsHub Games Network, Inc. and Platinum Bank  (incorporated herein by reference to Exhibit 10.5 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.21

Amendment Agreement, dated November 4, 2021, by and between SportsHub Games Network, Inc.,  LeagueSafe Management, LLC, Virtual Fantasy Games Acquisition, LLC, Rob Phythian, Chris Nicholas and Platinum Bank (incorporated herein by reference to Exhibit 10.6 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

55

10.22

Consent, Assumption and Second Amendment Agreement, dated February 13, 2023, by and between SHGN Acquisition Corp., LeagueSafe Management, LLC, Virtual Fantasy Games Acquisition, LLC and Platinum Bank (incorporated herein by reference to Exhibit 10.7 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.23

Amended and Restated Term Promissory Note, dated February 13, 2023, executed by SHGN Acquisition Corp. (incorporated herein by reference to Exhibit 10.8 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.24	Security Agreement, dated June 9, 2020, executed by SHGN Acquisition Corp. (incorporated herein by reference to Exhibit 10.9 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.25

Third Party Security Agreement, dated as of June 9, 2020, executed by Virtual Fantasy Games Acquisition, LLC (incorporated herein by reference to Exhibit 10.10 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.26

Amended and Restated Deposit Account Pledge Agreement, dated February 13, 2023, executed by SHGN Acquisition Corp. (incorporated herein by reference to Exhibit 10.11 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.27

Revolving Credit Agreement, dated March 27, 2020, by and between SportsHub Games Network, Inc. and Platinum Bank (incorporated herein by reference to Exhibit 10.12 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.28

Second Amendment Agreement, dated November 4, 2021, by and between SportsHub Games Network, Inc., LeagueSafe Management, LLC, Virtual Fantasy Games Acquisition, LLC and Platinum Bank (incorporated herein by reference to Exhibit 10.13 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.29

Consent, Assumption and Third Amendment Agreement, dated February 13, 2023, by and between SHGN Acquisition Corp., LeagueSafe Management, LLC, Virtual Fantasy Games Acquisition, LLC and Platinum Bank (incorporated herein by reference to Exhibit 10.14 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.30

Amended and Restated Promissory Note executed by SHGN Acquisition Corp., dated February 13, 2023 (incorporated herein by reference to Exhibit 10.15 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.31

Security Agreement, dated March 27, 2020, executed by SportsHub Games Network, Inc. (incorporated herein by reference to Exhibit 10.16 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.32

Security Agreement, dated March 27, 2020, by and between LeagueSafe Management, LLC and SportsHub Games Network, Inc. (incorporated herein by reference to Exhibit 10.17 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.33

Third Party Security Agreement, dated March 27, 2020, executed by Virtual Fantasy Games Acquisition, LLC (incorporated herein by reference to Exhibit 10.18 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.34

Securities Purchase Agreement, dated February 14, 2023, by and between SharpLink, Inc. and Alpha Capital Anstalt (incorporated herein by reference to Exhibit 10.19 to the Report on Form 8-K filed with the SEC on February 16, 2023)

10.35	8% Senior Convertible Debenture Due February 15, 2026 (incorporated herein by reference to Exhibit 10.20 to the Report on Form 8-K filed with the SEC on February 16, 2023)

10.36

Registration Rights Agreement, dated February 14, 2026, by and between SharpLink, Inc. and Alpha Capital Anstalt (incorporated herein by reference to Exhibit 10.21 to the Report on Form 8-K filed with the SEC on February 16, 2023)

21.1*	List of Subsidiaries

56

23.1*	Consent of Cherry Bekaert, LLP

23.2*	Consent of RSM US LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Pursuant to Item 601(b)(10)(iv) of Regulation S-K, certain information contained in this has been redacted as indicated therein
††	Annexes and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted annexes and schedules upon request.
+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

57

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARPLINK GAMING LTD.

Dated: April 4, 2023	By:	/s/ Rob Phythian
Rob Phythian
Chief Executive Officer and Director

Dated: April 4, 2023	By:	/s/ Robert DeLucia
Robert DeLucia
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Rob Phythian	Chief Executive Officer and Director	April 4, 2023
Rob Phythian	(Principal Executive Officer)

/s/ Robert DeLucia	Chief Financial Officer	April 4, 2023
Robert DeLucia	(Principal Financial Officer)

/s/ Chris Nicholas	Chief Operator Officer and Director	April 4, 2023
Chris Nicholas

/s/ Joseph Housman	Chairman of the Board	April 4, 2023
Joseph Housman

/s/ Paul Abdo	Director	April 4, 2023
Paul Abdo

/s/ Thomas Doering	Director	April 4, 2023
Thomas Doering

/s/ Adrienne Anderson	Outside Director	April 4, 2023
Adrienne Anderson

/s/ Scott Pollei	Outside Director	April 4, 2023
Scott Pollei

58

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

SharpLink Gaming, Ltd. and Subsidiaries

Minneapolis, Minnesota

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SharpLink Gaming, Ltd. and Subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses and negative cash flows from operations that raise substantial doubt about their ability to continue as a going concern. Management’s evaluations of the events and conditions and management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Retrospective Adjustments

We also have audited the adjustments to the consolidated financial statements as of December 31, 2021 and for the year then ended to retrospectively apply the change in accounting for discontinued operations, as described in Note 16. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2021 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2021 consolidated financial statements taken as a whole.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue from Contracts with Customers

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, a significant portion of the Company’s revenue recognized is for commission and fee revenue and software license contracts that include multiple performance obligations including but not limited to the following: development, hosting, operations, maintenance and service of games and contests.

Due to the nature of the Company’s revenue sources including multiple performance obligations, management exercises significant judgment in the following areas in determining appropriate revenue recognition:

•	Determination of which products and services are considered to be a distinct performance obligation that should be accounted for separately or combined.

•	Determination of the pattern of delivery for each distinct performance obligation.

•	Determination of which products and services are recognized over time or point in time.

As a result, a high degree of auditor judgment was required in performing audit procedures to evaluate the reasonableness of management’s judgments. Changes in these judgements can have a material effect on the amount of revenue recognized on these contracts.

How We Addressed the Matter in Our Audit

Based on our knowledge of the Company, we determined the nature and extent of procedures to be performed over revenue, including determination of revenue streams over which those procedures were performed. Our audit procedures included the following for each revenue stream where procedures were performed:

•	Obtained an understanding of the internal controls and processes in place over the Company’s revenue recognition processes.

•	Analyzed the significant assumptions and estimates made by management as discussed above.

•

Selected a sample of revenue transactions and assessed the recorded revenue, analyzed the related contract, assessed likelihood of collection, tested management’s identification of distinct performance obligations, and compared amounts recognized for consistency within underlying documentation.

Valuation of Acquired Intangible Assets

Critical Audit Matter Description

As described in Note 3 to the consolidated financial statements, on December 22, 2022, the Company acquired SportsHub  Games  Network,  (“SHGN”),  for  total  consideration  of  $6,758,137  including  the  assumption  of $5,387,850  in  debt.  The  transaction  was  accounted  for  as  a  business  combination  in  accordance  with Accounting Standards Codification (“ASC”) 805.

The acquisition resulted in the recording of $7,358,703 of intangible assets, including developed technology, customer lists, goodwill, and tradenames. Significant estimation was required due to the application of the valuation models and assumptions used by management to measure the fair value of the intangible assets. Management estimated the fair value of these assets using valuation techniques, including income-based models and relief from royalty rate models, which required the use of significant estimates and assumptions related to cash flow forecasts, economic life analysis, discount rates, royalty rates, and customer attrition rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

As discussed in Note 3, the Company’s purchase price allocation is disclosed as preliminary as of December 31, 2022.

How We Addressed the Matter in Our Audit

The determination of the acquisition date fair value of the intangible assets required the Company to make significant estimates and assumptions. As a result, testing these assumptions, which were used to calculate the fair values, involved a high degree of auditor judgment and effort, including involving the use of our valuation specialist. In addition, the fair values of these intangible assets were challenging to audit due to the sensitivity of the fair value determination to changes in these assumptions.

Our audit procedures included the following:

•

Obtained an understanding of the internal controls and processes over the valuation of the intangible assets, including management's controls over forecasts of future cash flows and selection of other significant assumptions.

•	Evaluated the reasonableness of management’s forecasts by comparing the forecasts to actual historical results and trends.

•	We compared the forecasts to internal forecasts and other information obtained while performing the audit.

•	We reviewed the purchase agreement to ensure that all acquired assets and assumed liabilities were appropriately identified.

•	We compared the revenue growth rates and profit margins to available external information.

•	With the assistance of our fair value specialists, we performed the following:

•

We evaluated the reasonableness of the valuation methodologies selected and the mathematical accuracy of the calculation. We tested the source information underlying the determination of the discount rates, tested the mathematical accuracy of the calculations and compared those to the amounts selected by management.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2022.

Raleigh, North Carolina

April 4, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

SharpLink Gaming Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SharpLink Gaming Ltd. (the Company) as of December 31, 2021, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, except for effects of the adjustments, if any, as might have been determined necessary had we been engaged to audit the Company’s restatement to retrospectively apply discontinued operations, as described below, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement for 2022 transactions requiring retrospective accounting treatment in 2021 financial statements

We were not engaged to audit the restatement of the 2021 financial statements and disclosures for discontinued operations, as discussed in Note 16 to the 2022 financial statements.

Emphasis of a Matter—Going Concern

The accompanying 2021 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed at Note 2 to the 2021 financial statements, the Company has suffered recurring losses from operations and has negative cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2 to the 2021 financial statements. The 2021 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

Except as discussed above, we conducted our audits in accordance with the auditing standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor from 2021 to 2022.

Minneapolis, Minnesota

May 16, 2022

SHARPLINK GAMING LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

	December 31, 2022	December 31, 2021
Assets
Current Assets
Cash	$39,324,529	$6,065,461
Restricted cash	11,132,957	-
Accounts receivable, net of allowance	823,530	956,555
Contract assets	219,116	147,913
Prepaid expenses and other current asset	1,100,433	217,296
Current assets from discontinued operations	1,310,000	2,101,209
Total current assets	53,910,565	9,488,434

Investment, cost	200,000	200,000
Equipment, net	60,218	55,105
Right-of-use asset - operating lease	230,680	165,522
Intangibles
Intangible assets, net	3,727,933	5,551,540
Goodwill	6,916,095	3,511,167
Non-current assets from discontinued operations	-	1,588,058
Total assets	$65,045,491	$20,559,826

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$2,125,707	$1,404,022
Contract liabilities	2,166,451	308,058
Due to Affiliate	-	93,954
Prize liability	6,061,434	-
Due to Seller	-	691,523
Customer deposits	42,171,589	-
Line of credit	4,120,651	-
Current portion of long-term debt	1,018,918	-
Current portion of lease liability	31,070	29,265
Current liabilities from discontinued operations	1,215,153	3,333,733
Total current liabilities	58,911,033	5,860,555

Long-Term Liabilities
Deferred tax liability	6,206	5,581
Debt, less current portion	2,931,698	-
Lease liability, less current portion	210,037	136,257
Non-current liabilities from discontinued operations	-	365,977
Total liabilities	62,058,974	6,368,370

Commitments and Contingencies
Stockholders' Equity

Ordinary shares, $0.02 par value; authorized shares 92,900,000 issued and outstanding shares: 26,880,250 and 22,360,987, respectively	537,731	447,346
Series A-1 preferred stock, $0.02 par value; authorized shares: 2,600,000 issued and outstanding shares: 66,303 and 54,737, respectively liquidation preference: $138,414 and $118,741, respectively	1,326	1,094
Series B preferred stock, $0.02 par value; authorized shares: 3,700,000; issued and outstanding shares: 124,810 and 124,810, respectively; liquidation preference: $595,245 and $274,939, respectively	2,496	2,496
Treasury stock, 900 ordinary shares at cost	(29,000)	(29,000)
Additional paid-in capital	76,039,604	72,101,783
Accumulated deficit	(73,565,641)	(58,332,263)
Total stockholders' equity	2,986,517	14,191,456
Total liabilities and stockholders' equity	$65,045,491	$20,559,826

See Accompanying Notes to Consolidated Financial Statements.

SHARPLINK GAMING LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	December 31,	December 31,
	2022	2021
Revenues	$7,288,029	$2,635,757
Cost of revenues	6,154,434	2,935,119
Gross profit	1,133,595	(299,362)

Operating expenses
Selling, general, and administrative expenses	11,884,112	9,894,146
Commitment fee expense	-	23,301,206
Goodwill and intangible asset impairment expenses	4,726,000	-
Total operating expenses	16,610,112	33,195,352

Operating loss from continuing operations	(15,476,517)	(33,494,714)

Other income and (expense)
Interest income	72,000	29,055
Interest expense	(137,519)	-
Other Income	250,000	-
Total other income and expense	184,481	29,055

Net loss before income taxes from continuing operations	(15,292,036)	(33,465,659)
Provision for income tax expenses	11,366	4,171
Loss from continuing operations	(15,303,402)	(33,469,830)
Income (loss) from discontinued operations, net of tax	70,024	(22,174,305)
Net loss	$(15,233,378)	$(55,644,135)

Numerator for basic and diluted net loss per share:
Net loss from continuing operations
available to ordinary shareholders	$(15,312,264)	$(34,250,214)

Net income (loss) from discontinued operations
available to ordinary shareholders	70,024	$(22,174,305)
	$(15,242,240)	$(56,424,519)
Denominator for basic and diluted net loss per share:
Weighted average shares outstanding	24,879,602	14,300,311

Net loss per share - Basic and diluted
Net loss from continuing operations per share	$(0.62)	$(2.40)
Net income (loss) from discontinued operations per share	-	(1.54)
Net loss per share	$(0.62)	$(3.94)

See Accompanying Notes to Consolidated Financial Statements.

 SHARPLINK GAMING LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Ordinary shares		Series A-1 preferred stock		Series B preferred stock		Additional				Total
							Paid-In	Treasury	Stock	Accumulated	shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	stock	subscription	deficit	equity

Balance, December 31, 2020 [1]	10,750,768	$215,014	-	$-	-	$-	$3,833,891	$-	$(5,266)	$(2,688,128)	$1,355,511

Net loss	-	-	-	-	-	-	-	-	-	(55,644,135)	(55,644,135)
Stock-based compensation expense	-	-	-	-	-	-	1,656,674	-	-	-	1,656,674
Stock option exercises	25,917	518	-	-	-	-	23,745	-	-	-	24,263
Collection of stock subscription	-	-	-	-	-	-	-	-	5,266	-	5,266
Series A Preferred Stock discount accretion	-	-	-	-	-	-	(373,560)	-	-	-	(373,560)
Series A Preferred Stock dividend accretion	-	-	-	-	-	-	(91,192)	-	-	-	(91,192)
Dividends on Series A Preferred Stock in common stock	51,832	1,165	-	-	-	-	93,535	-	-	-	94,700
Issuance of Series A-1 preferred stock in exchange for Series A preferred stock	-	-	1,230,956	24,619	-	-	1,704,482	-	-	-	1,729,101
Issuance of series A-1 preferred stock in exchange for commitment fee	-	-	700,989	14,020	-	-	4,752,707	-	-	-	4,766,727
Issuance of Series B preferred stock in Series A-1 preferred stock	-	-	-	-	3,692,865	73,857	25,037,622	-	-	-	25,111,479
Vesting of warrant upon Go Public Transaction	850,330	17,007	-	-	-	-	1,984,670	-	-	-	2,001,677
Conversion of Series A-1 preferred stock into ordinary shares	1,931,945	38,639	(1,931,945)	(38,639)	-	-	-	-	-	-	-
Conversion of Series B preferred stock into ordinary shares	3,568,055	71,361	-	-	(3,568,055)	(71,361)	-	-	-	-	-
Dividends on Series B preferred stock in Series A-1 preferred stock	-	-	54,737	1,094	-	-	(1,094)	-	-	-	-
Issuance of ordinary shares in MTS Merger	3,162,951	63,258	-	-	-	-	22,075,774	(29,000)	-	-	22,110,032
Issuance of ordinary shares in FourCubed Acquisition	606,114	12,122	-	-	-	-	1,594,080	-	-	-	1,606,202
Issuance of ordinary shares, prefunded warrants and regular warrants to institutional investor	1,413,075	28,262	-	-	-	-	9,810,449	-	-	-	9,838,711

Balance, December 31, 2021	22,360,987	$447,346	54,737	$1,094	124,810	$2,496	$72,101,783	$(29,000)	$-	$(58,332,263)	$14,191,456

Net loss										(15,233,378)	(15,233,378)
Stock-based compensation expense	-	-	-	-	-	-	2,486,152	-	-	-	2,486,152
Dividends on Series B preferred stock in Series A-1 preferred stock	-	-	11,566	232			(232)
Issuance of ordinary shares for services	200,000	4,000	-	-	-	-	168,000	-	-	-	172,000
Issuance of ordinary shares in SportsHub Gaming Network Acquisition	4,319,263	86,385	-	-	-	-	1,283,902	-	-	-	1,370,287
											-
Balance, December 31, 2022	26,880,250	$537,731	66,303	$1,326	124,810	$2,496	$76,039,605	$(29,000)	$-	$(73,565,641)	$2,986,517

1

Equity structure was adjusted for all periods presented using the exchange ratio established in the Go-Public Merger Agreement with Mer Telemanagement Solutions Ltd. to reflect the number of shares of the legal parent, SharpLink, Inc. (the accounting acquiree) issued in the MTS Merger (reverse acquisition). See Note 3 for a discussion of the MTS Merger.

See Accompanying Notes to Consolidated Financial Statements.

 SHARPLINK GAMING LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Includes cash flow activities from both continuing and discontinued operations	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(15,303,402)	$(33,469,830)
Net income (loss) from discontinued operations, net of tax	$70,024	$(22,174,305)
Net loss	$(15,233,378)	$(55,644,135)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,165,517	206,246
Amortization of loan costs	8,073	-
Amortization of prepaid stock issued for services	43,000	-
Deferred tax expense	625	1,172
Stock-based compensation expense	2,486,151	1,656,674
Commitment fee expense	-	23,301,206
Gain on disposal of equipment	2,594	-
Goodwill and intangible asset impairment expenses	4,726,000	-
Write off of amounts related to acquisition of FourCubed	(303,523)	-
Advisory expenses in exchange for warrant	-	2,001,677
Changes in assets and liabilities
Accounts receivable	319,737	(175,645)
Contract assets	(71,203)	127,424
Prepaid expenses and other current assets	1,068,832	(203,585)
Other long-term assets	-	-
Accrued expenses and other current liabilities	1,012,947	798,026
Other long-term liabilities	-	(98,360)
Contract liabilities	(1,715,892)	-

Net cash used for operating activities - continuing operations	(6,490,519)	(5,854,995)
Net cash used for operating activities - discontinued operations	553,133	(215,879)
Net cash used for operating activities	(5,937,386)	(6,070,874)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for equipment	(25,707)	(58,807)
Capital expenditures for internally developed software	(137,565)	(201,436)
Investment in Quintar	-	(200,000)
Proceeds from the sale of equipment	4,493	-
Cash and restricted cash acquired in SportsHub Gaming Network Merger	48,859,270	-
Payments relating to the acquisition of FourCubed	(388,000)	(5,883,477)

Net cash generated by/(used) for investing activities - continuing operations	48,312,491	(6,343,720)
Net cash generated by (used) for investing activities - discontinued operations	(10,423)	1,932,000
Net cash generated by/(used) for investing activities	48,302,068	(4,411,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Collection of stock subscription	-	5,266
Proceeds from debt	3,250,000	-
Repayments of debt	(549,225)	-
Payments of debt issue costs	(25,432)	-
Net advances to and proceeds from Affiliate	-	(190,155)
Proceeds from issuance of Series B preferred stock	-	6,000,000
Proceeds from issuance of ordinary shares, prefunded warrants and regular warrants, net of issuance costs	-	9,838,711
Proceeds from the exercise of stock options	-	24,263

Net cash generated by financing activities - continuing operations	2,675,343	15,678,085
Net cash generated by financing activities - discontinued operations	-	-
Net cash generated by financing activities	2,675,343	15,678,085

Net change in cash and restricted cash	45,040,025	5,195,491

Cash and restricted cash, beginning of year	6,065,461	2,585,180
Less cash from discontinued operations	648,000	1,715,210
Cash and restricted cash, end of year	$50,457,486	$6,065,461

Cash	$39,324,529	$6,065,461
Restricted cash	11,132,957	-
Total cash and restricted cash	$50,457,486	$6,065,461

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	109,165	-
Cash paid for taxes	19,916	-

NON-CASH INVESTING ACTIVITIES:
Issuance of ordinary shares in MTS Merger	-	22,110,032
Issuance of ordinary shares in FourCubed Acquisition	-	1,606,602
Issuance of ordinary shares in SportsHub Gaming Network Merger	1,370,287	-
Issuance of ordinary shares for advisory services	172,000	-
Consideration due for FourCubed Acquisition	-	691,523

NON-CASH FINANCING ACTIVITIES:
Series A Preferred Stock discount accretion	-	373,560
Series A Preferred Stock dividend accretion	-	91,192
Dividends on Series A Preferred Stock in common stock	-	94,700
Issuance of Series A-1 preferred stock in ordinary shares	-	1,729,101
Issuance of Series A-1 preferred stock in exchange for commitment fee	-	4,766,727
Issuance of Series B preferred stock in exchange for commitment fee	-	25,111,479
Dividends on Series B preferred stock in Series A-1 preferred stock	8,862	315,632
Conversion of Series A-1 preferred stock into ordinary shares	-	6,495,828
Conversion of Series B preferred stock into ordinary shares	-	24,262,771
Dividend due to forgiveness of MTS intercompany loan	2,039,000	-

NET ASSETS AND LIABILITIES ACQUIRED IN ACQUISITION OF SPORTSHUB GAMES NETWORK:
Cash and Restricted Cash	$48,859,270
Accounts receivable	186,712
Prepaids and other assets	1,916,932
Operating right-of-use asset	95,793
Equipment	11,953
Goodwill and intangible assets	7,358,703
Accounts payable and accrued liabilities	(284,345)
Customer obligations	(42,600,997)
Prize liabilities	(5,056,120)
Note payable	(5,387,851)
Other long-term liabilities	(106,703)
Deferred revenue	(3,574,285)
Deferred tax liability	(48,775)
Net assets acquired	$1,370,287

See Accompanying Notes to Consolidated Financial Statement

SHARPLINK GAMING LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ENDED DECEMBER 31, 2022 AND 2021

Note 1 – Summary of Significant Accounting Policies

Nature of Business

SharpLink Gaming Ltd. (the "Company” or "SharpLink,” formerly Mer Telemanagement Services or "MTS”), is an Israeli-based corporation. SharpLink is a leading online technology company that connects sports fans, leagues and sports websites to relevant and timely sports betting and iGaming content. SharpLink uses proprietary, intelligent, online conversion technology and direct-to-player (“D2P”) performance marketing strategies to convert sports fans into sports bettors and online casino game players for licensed, online sportsbook and casino operators. Further, SharpLink, through its SportsHub Gaming Network (“SportsHub”) reporting unit, owns and operates an online gaming business that primarily facilitates daily and seasonal peer-to-peer fantasy contests for its end users. The Company also operates a website that provides a variety of services to private fantasy league commissioners, including secure online payment options, transparent tracking and reporting of transactions, payment reminders, in-season security of league funds, and facilitation of prize payouts.

On July 26, 2021, SharpLink, Inc. completed its merger with Mer Telemanagement Solutions Ltd. (the "MTS Merger”), which changed its name to SharpLink Gaming Ltd. and commenced trading on NASDAQ under the ticker symbol "SBET.” As a result of the MTS Merger, SharpLink, Inc. shareholders own 86% of the Company, on a fully diluted and as-converted basis, and has majority of the voting shares. Additionally, immediately following the closing of the MTS Merger, legacy MTS directors and officers agreed to resign, pursuant to the Merger Agreement. SharpLink, Inc.’s executives became officers of the Company and new members were appointed to the board of directors. The MTS Merger represents a reverse acquisition in which SharpLink, Inc. is the accounting acquirer and legacy MTS is the accounting acquiree. The Company applied the acquisition method of accounting to the identifiable assets and liabilities of legacy MTS, which were measured at estimated fair value as of the date of the business combination.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SharpLink Gaming Ltd. and its wholly owned subsidiaries. All intercompany accounts and transactions between consolidated subsidiaries have been eliminated in consolidation.

We operate in four reportable segments. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker (“CODM”), our Chief Executive Officer, allocates resources and assesses performance based upon discrete financial information at the segment level.

Reclassifications

Certain amounts in prior periods have been reclassified to reflect the impact of the discontinued operations treatment in order to conform to the current period presentation. See Note 16.

Functional Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions in foreign currencies are recorded at the exchange rate prevailing on the date of the transaction. The resulting monetary assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the subsequent balance sheet date. Revenue and expense components are translated to U.S. dollars at weighted-average exchange rates in effect during the period. Foreign currency transaction gains and losses resulting from remeasurement are recognized in other income, net within the consolidated statements of operations.

Purchase Accounting

The purchase price of an acquired business is allocated to the assets acquired and liabilities assumed at their estimated fair values on the date of acquisition. Any unallocated purchase price amount is recognized as goodwill on the consolidated balance sheet if it exceeds the estimated fair value and as a bargain purchase gain on the consolidated statement of operations if it is below the estimated fair value. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, and the utilization of independent valuation experts as well as the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired and liabilities assumed, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization expense. Acquisition-related costs are expensed as incurred and changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period are recorded in Provision for Income Taxes.

Discontinued Operations

In June 2022, the Company’s Board of Directors approved management to enter into negotiations to sell MTS. The Company completed the sale of MTS on December 31, 2022. Accordingly, the assets and liabilities of the MTS business are separately reported as assets and liabilities from discontinued operations as of December 31, 2022 and 2021. The results of operations and cash flows of MTS for all periods are separately reported as discontinued operations.

Restricted Cash

Restricted cash consists of funds held for payment of prize liabilities for its various daily and seasonal peer-to-peer fantasy games, as well as private fantasy league dues from customers who utilize the services offered via the Company’s secure online payment and league dues management website. The Company maintains separate accounts to segregate users’ funds from operational funds.

Concentrations of Credit Risk

Cash and restricted cash are deposited with major banks in the United States, Israel and Hong Kong. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Generally, the FDIC limit per bank is $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition,  results of operations and cash flows.

The following represents the cash and restricted cash on hand at December 31, 2022 by banking institution and does not include any reduction for the FDIC insured limit of $250,000.

Bank	December 31, 2022
Platinum Bank	$46,023,871
Bank Vista	2,744,359
Silicon Valley Bank	503,103
Other	1,186,153
$50,457,486

The Company performs ongoing credit evaluations of its customers. In certain circumstances, the Company may require letters of credit, other collateral or additional guarantees.

Accounts Receivable

The Company’s policy for estimating the allowance for credit losses on accounts receivables considers several factors including historical loss experience, the age of delinquent receivable balances due, and economic conditions. Specific customer reserves are made during review of significant outstanding balances due, in which customer creditworthiness and current economic trends may indicate that it is probable the receivable will not be recovered. Accounts receivables are written off after collection efforts occur and the receivable is deemed uncollectible. Adjustments to the allowance for credit losses are recorded in selling, general and administrative expense. Allowance for credit losses as of December 31, 2022 and 2021 were $0 and $0, respectively. During the years ended December 31, 2022 and 2021, no amount of the allowance for credit losses balance was collected.

Investment, cost

During the year ended December 31, 2021, the Company invested $200,000 in Quintar, Inc. an augmented reality company headquartered in California. This investment provided the Company with 280,903 shares, which equates to an 1.12% ownership interest in Quintar. SharpLink does not exercise significant control over Quintar due to its minority ownership role and the fact that SharpLink does not have a seat on Quintar’s Board of Directors, nor hold any special voting rights. As a result, of the Company’s lack of influence over Quintar and the fact that the valuation of Quintar is not easily determinable (privately held business with few transactions) the Company accounts for the Quintar investment through the cost method of accounting. The Company reviews the investment for impairment at each reporting period based on current conditions. This is informed by Quintar’s operating results and financing activities. No impairment was indicated related to the Quintar investment for the year ended December 31, 2022 and 2021.

Equipment

Equipment is recorded at cost. Expenditures for renewals and improvements that significantly add to the productivity capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed. When equipment is retired or sold, the cost and related accumulated depreciation are eliminated from the accounts and the resultant gain or loss is reflected in income. Depreciation is provided using the straight-line method, based on useful lives of the assets which ranges from three to seven years. Depreciation expense for the years ended December 31, 2022 and 2021, was $25,345 and $28,891, respectively. Accumulated depreciation as of December 31, 2022 and 2021 was $100,733 and $86,989, respectively.

Leases

The Company determines if an arrangement is or contains a lease at inception or modification of the arrangement. An arrangement is or contains a lease if there are identified assets and the right to control the use of an identified asset is conveyed for a period of time in exchange for consideration. Control over the use of the identified asset means the lessee has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

For a lease with terms greater than year, a right-of-use (ROU) asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The initial measurement of the operating lease ROU asset also includes any prepaid lease payments and are reduced by any previously accrued deferred rent. The Company’s operating lease does not provide a readily determinable implicit rate; therefore, the Company uses its incremental borrowing rate to discount the lease payments based on the information available at commencement date. The Company’s operating lease does not include a fixed rental escalation clause. Lease terms include optional renewal periods when it is reasonably certain that such option will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term.

Intangible and Long-Lived Assets

Intangible assets consist of internally developed software, customer relationships, trade names and acquired technology and are carried at cost less accumulated amortization. The Company amortizes the cost of identifiable intangible assets on a straight-line basis over the expected period of benefit, which ranges from three to ten years.

Costs associated with internally developed software are expensed as incurred unless they meet generally accepted accounting criteria for deferral and subsequent amortization. Software development costs incurred prior to the application development stage are expensed as incurred. For costs that are capitalized, the subsequent amortization is the straight-line method over the remaining economic life of the product, which is estimated to be five years.

The Company begins amortizing the asset and subsequent enhancements once the software is ready for its intended use. The Company reassesses whether it has met the relevant criteria for deferral and amortization at each reporting date. The Company capitalized $137,565 and $201,436 of costs in the development of its software for the years ended December 31, 2022 and 2021, respectively.

The Company reviews the carrying value of its long-lived assets, including equipment and finite-lived intangible assets, for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimate future cash flows expected to result from its use and eventual disposition. In cases where undiscounted cash flows are less than the carrying value of an asset group, an impairment loss is recognized equal to an amount by which the asset group’s carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of customer loss, obsolescence, demand, competition, and other economic factors.

In accordance with the approval by the Company’s Board of Directors to sell MTS in June 2022, management concluded that the intangible assets of customer relationships and developed technology and its goodwill were impaired and recorded an impairment charge for $1,224,671. The impairment charge was determined based on an assessment of the realization of assets, the ultimate disposition of liabilities and the related carrying value of assets. The impairment charge has been included in the Loss from Discontinued Operations, net of tax line item in the consolidated statement operations for the year ended December 31, 2022.

Goodwill and Impairment

The Company evaluates the carrying amount of goodwill annually or more frequently if events or circumstances indicate that the goodwill may be impaired. Factors that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset or significant negative industry or economic trends. The Company completes impairment reviews for its reporting units using a fair-value method based on management’s judgments and assumptions. When performing its annual impairment assessment, the Company evaluates the recoverability of goodwill assigned to each of its reporting units by comparing the estimated fair value of the respective reporting unit to the carrying value, including goodwill. The Company estimates fair value utilizing the income approach and the market approach or a combination of both income and market approaches.

The income approach requires management to make assumptions and estimates for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, working capital levels, income tax rates, and a weighted-average cost of capital reflecting the specific risk profile of the respective reporting unit. The key assumptions used in the income approach include revenue growth, operating income margin, discount rate and terminal growth rate. These assumptions are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using market and industry data as well as Company-specific risk factors for each reporting unit. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business.

The market approach estimates fair value using performance multiples of comparable publicly-traded companies. In the event the fair value of a reporting unit is less than the carrying value, including goodwill, an impairment loss is recognized for the difference between the implied fair value and the carrying value of the reporting unit.

The Company recorded goodwill impairment of $1,515,000, which was due to the loss of access to players in the Russian market due to the exit of FourCubed’s largest customer from that market (see Note 3 – Acquisitions – FourCubed – Purchase Price Allocation). The extent of impairment was determined based upon the projected performance of the reporting unit, as determined using an income approach valuation methodology. Key assumptions included in the determination of the reporting unit’s fair value included revenue growth, operating margin, long-term growth rate and discount rate.

During the year ended December 31, 2021, the Company recorded goodwill impairment of $21,722,213 in the Enterprise TEM reporting unit, which is included in the Enterprise TEM operating segment. The Enterprise TEM reporting unit had goodwill of $858,819 and a negative carrying amount of net assets as of December 31, 2021. There is inherent uncertainty included in the assumptions used in goodwill impairment testing. A change to any of the assumptions could lead to a future impairment that could be material.

Accounts Payable

The composition of accounts payable and accrued expenses are as follows:

	December 31, 2022	December 31, 2021
Accounts payable	$851,031	$813,621
Accrued wages and payroll expenses	338,166	181,360
Accrued bonus	358,836	117,370
Accrued interest	32,017	-
Other accrued expenses	545,657	291,671
	$2,125,707	$1,404,022

Prize Liability

The Company’s prize liability consists of funds to be paid to participants of the various fantasy games hosted by the Company. These prizes are paid to the participants once a fantasy game has concluded and final winners have been determined.

Customer Deposits

The Company’s liability for customer obligations is in wallet accounts and accounts on the SportsHub platform. Cash related to these accounts may be drawn at the customer’s request.

Severance Pay

Certain of the Company’s employees in Israel have subscribed to Section 14 of Israel’s Severance Pay Law, 5723-1963 ("Section 14”). Pursuant to Section 14, the Company’s employees, covered by this section, are entitled to monthly deposits, at a rate of 8.33% of their monthly salary, which are made on their behalf by the Company. Payments in accordance with Section 14 release the Company from any future the severance liabilities in respect of those employees. Neither severance pay liability nor severance pay fund under Section 14 for such employees is recorded on the Company’s balance sheet.

With regards to employees in Israel that are not subject to Section 14, the Company’s liability for severance pay is calculated pursuant to the local Severance Pay Law, based on the most recent salary of the relevant employees multiplied by the number of years of employment as of the balance sheet date. These employees are entitled to one-month salary for each year of employment or a portion thereof. The Company’s liability for these employees is fully provided for via monthly deposits with severance pay funds, insurance policies and an accrual. The value of the liability of $342,000 and $366,000 for December 31, 2022 and 2021, respectively, is recorded in other current liabilities from discontinued operations in the consolidated balance sheet. The value of these deposits of $279,000 and $284,000 for December 31, 2022 and 2021, respectively, is recorded in current assets from discontinued operations in the consolidated balance sheet.

The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to the Severance Pay Law or labor agreements.

Transactions with SportsHub

Prior to December 22, 2022 (see Note 3 – Acquisitions – SportsHub Games Network, Inc.), SportsHub owned approximately 40% of the outstanding ordinary shares of the Company. SportsHub has historically paid direct expenses incurred by the Company’s Sports Gaming Client Services business unit (“STI”), which includes salaries and related expenses for the employees of STI. SportsHub collects cash on behalf of STI’s revenue generating activities. The Company was allocated cost of revenue and selling, general, and administrative expenses totaling $285,673 from January 1, 2022 through December 22, 2022 and $284,625, for the year ended December 31, 2021, for costs incurred by SportsHub that were clearly applicable to the current and future revenue producing activities of the Company. Management has allocated these expenses using judgement based on the most reasonable method for the type of expense. Allocation methods were based on headcount, budgeting, salaries expense, and revenue depending on the nature of the expense.

Redeemable Preferred Stock Issued with a Commitment Fee

The Company considers guidance within ASC 470-20, Debt (ASC 470), ASC 480, and ASC 815 when accounting for a redeemable equity instrument issued with a freestanding-instruments (e.g. commitment fee), such as in the issuance upon the date the SharpLink stock is listed or quoted on any trading market (Going Public Transaction). In circumstances in which redeemable convertible preferred stock is issued with a commitment fee, the proceeds from the issuance of the convertible preferred stock are first allocated to the commitment fee at its full estimated fair value.

The Company accounts for the commitment fee as either equity instrument, liability, or derivative liability in accordance with ASC 480, Distinguishing Liabilities from Equity (ASC 480) and/or ASC 815, Derivatives and Hedging (ASC 815), depending on the specific terms of the agreement. The commitment fee, which required the Company to issue ordinary shares equal to 3% of the Company’s issued and outstanding capital immediately following the Going Public Transaction, required the Company to transfer a variable number of shares outside of its control, which is classified as a liability. Liability-classified instruments are recorded at their estimated fair values at each reporting period until they are exercised, terminated, reclassified, or otherwise settled. Changes in the estimated fair value of the commitment fee were recorded in Commitment Fee Expense in the consolidated statement of operations for the year ended December 31, 2021.

Treasury Stock

Company shares held as treasury shares are recognized at cost, and as a deduction from equity. Any gain or loss arising from a purchase, sale, issuance or cancellation of treasury shares is recognized directly in equity at the time of such event.

Warrants

The Company accounts for a warrant as an equity instrument, liability or share-based compensation in accordance with ASC 480, Distinguishing Liabilities from Equity, and/or ASC 718, Compensation – Stock Compensation, depending on the specific terms of the agreement.

In February 2021, the Company issued a warrant in exchange for advisory services, which vested upon the completion of the Going Public Transaction. The warrant was in the scope of ASC 718 and was recognized at its grant date fair value when the performance condition became probable of occurrence, which in the Company’s case was the completion of the Going Public Transaction. The grant date fair value was determined using a Black Scholes option-pricing model.

Through the MTS Merger, the Company assumed 83,334 warrants issued to a contractor who was formerly the Chief Executive Officer of MTS. The warrants were fully vested and recognized at their grant date fair values immediately prior to the consummation of the MTS Merger and have an exercise price of zero. The grant date fair values were determined using Black Scholes option-pricing models. The compensation expense related to these warrants was recognized in the MTS financial results immediately prior to the merger and thus is not included in the SharpLink consolidated statement of operations.

In November 2021, the Company issued warrants concurrent with a sale of ordinary shares to an institutional investor. Based on the terms of the agreements, the warrants were freestanding, equity-linked instruments that represented separate units of account. The Company allocated the value of net proceeds from the offering to the ordinary shares and warrants based on relative fair value on the grant date. The warrants’ grant date fair values were determined using Black Scholes option-pricing models. The value allocated to the warrants was recorded in Additional Paid-In Capital in the consolidated balance sheet.

Revenue

The Company follows a five-step model to assess each sale to a customer; identify the legally binding contract, identify the performance obligations, determine the transaction price, allocate the transaction price, and determine whether revenue will be recognized at a point in time or over time.  Revenue is recognized upon transfer of control of promised products or services (i.e., performance obligations) to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services.

Advertising and Marketing Expenses

The Company incurred $459,976 in advertising and marketing expenses for the year ended December 31, 2022.

The Affiliate Marketing Services – United States and the Affiliate Marketing Services – International operating segments generate revenue by earning commissions from sportsbooks and casino operators when a new depositor is directed to them by our affiliate marketing websites.  In addition, this segment provides sports betting data (e.g., betting lines) to sports media publishers in exchange for a fixed fee.

The Sports Gaming Client Services operating segments’ performance obligations are satisfied over time (software licenses). Software license revenue is recognized when the customer has access to the license and the right to use and benefit from the license. Other items relating to charges collected from customers include reimbursable expenses. Charges collected from customers as part of the Company’s sales transactions are included in revenues and the associated costs are included in cost of revenues.

The Company’s SportsHub operating segment collects fees from customers for daily and season-long online fantasy sports games in advance and recognizes the related fees over the term of the online fantasy game.  It also collects various forms of fee revenue from customers using its wallet system platform.  Its performance obligation is to provide these customers with an online platform to collect entry fees, provide transparency into league transactions, encourage timely payment of entry fees, safeguard funds during the season and facilitate end-of-season prize payouts. Fee revenue related to payment transactions is deferred until the end of the specific season.  Other types of fee revenue are recognized on a transactional basis when users complete transactions or when a customer’s account becomes inactive under the terms of the user agreement.  SportsHub also provides sports simulation software that customers pay a fee to access over a period of time.  SportsHub provides and maintains the software throughout the duration of the season, which constitutes a single performance obligation and revenue is recognized over the term of the service.  SportsHub also collects subscription fees from users of its Fantasy National Golf Club.  Its performance obligation under these contracts is to provide subscribers with access to SportsHub’s intellectual property.  Revenue is initially deferred and recognized ratably over the subscription period. Any discounts, promotional incentives or waived entry fees are treated as a reduction in revenue.  Any promotions where funds are issued to a user’s wallet account are recognized as marketing expenses, included in selling, general, and administrative expenses.

Stock-Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the requisite service period. The Company estimates the fair value of each stock-based award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes, under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities, net operating losses, and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A tax position is recognized when it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. The standard also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss available to ordinary shareholders, adjusted for preferred stock discount accretion and dividends accrued on preferred stock, by the weighted-average number of ordinary shares outstanding during the period excluding the effects of any potentially dilutive securities. Diluted net loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional ordinary shares that would have been outstanding if potential ordinary shares (also known as common) had been issued if such additional ordinary shares were dilutive. Since the Company had net losses for all the periods presented, basic and diluted loss per share are the same, and additional potential ordinary shares have been excluded, as their effect would be anti-dilutive. At December 31, 2022, dividend accrued in Preferred Series A-1 stock of 66,303 shares, total issuable shares of Series B preferred stock of 124,810, total stock options of 2,889,124 and warrants of 4,003,593 were not included in the net loss per share calculation.

Fair Value Measurements

The Company has determined the fair value of certain assets and liabilities in accordance with generally accepted accounting principles, which provides a framework for measuring fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques should maximize the use of observable inputs and minimize the use of unobservable inputs.

A fair value hierarchy has been established, which prioritizes the valuation inputs into three broad levels. Level 1 inputs consist of quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the related asset or liability. Level 3 inputs are unobservable inputs related to the asset or liability.

Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our most critical estimates include those related to purchase accounting, intangibles and long-lived assets, goodwill and impairment, stock based compensation, discontinued operations and revenue recognition. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Contingencies

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Although we currently maintain liability insurance coverage intended to cover professional liability and certain other claims, we cannot assure that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us in the future where the outcomes of such claims are unfavorable to us. Liabilities in excess of our insurance coverage, including coverage for professional liability and certain other claims, could have a material adverse effect on our business, financial condition and results of operations.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASC 326, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments ("ASC 326”), which replaces the existing incurred loss model with a current expected credit loss ("CECL”) model that requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company would be required to use a forward looking CECL model for accounts receivables, guarantees, and other financial instruments. The Company will adopt ASC 326 on January 1, 2023 and does not expect ASC 326 to have a material impact on its consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies the guidance in Accounting Standards Codification Topic 820, Fair Value Measurement (“Topic 820”), when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. While the Company is continuing to assess the timing of adoption and the potential impacts of ASU 2022-03, it does not expect ASU 2022-03 to have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

Note 2 – Going Concern

In the pursuit of SharpLink’s long-term growth strategy and the development of its fan activation and conversion software and related businesses, the Company has sustained continued operating losses. During the year ending December 31, 2022, the Company had a net loss from continuing operations as of December 31, 2022 and 2021 of $15,303,402 and $33,469,830, respectively; and $6,510,965 and $5,854,995 of cash used in operating activities as of December 31, 2022 and 2021, respectively. To fund these planned losses from operations, the Company secured additional financing through a $3,250,000 term loan in January 2022, as described in Note 8 - Debt. To fund future operations, as described in Note 19, on February 13, 2023, the Company entered into a Revolving Credit Agreement with Platinum Bank and executed a revolving promissory note of $7,000,000.  Moreover, on February 14, 2023, the Company entered into a Securities Purchase Agreement (the "SPA”) with Alpha Capital Anstalt ("Alpha”), a current shareholder of the Company, pursuant to which the Company issued to Alpha an 8% Interest Rate, 10% Original Issue Discount, Senior Convertible Debenture (the "Debenture”) in the aggregate principal amount of $4,400,000 for a purchase price of $4,000,000.

The Company is continually evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, issuing, or restructuring debt, entering into other financing arrangements, and restructuring of operations to grow revenues and decrease expenses. The Company may be unable to access further equity or debt financing when needed. As such, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period.

The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Note 3 – Acquisitions

Mer Telemanagement Solutions Ltd. (“MTS”)

Description of the Transaction

On July 26, 2021, Mer Telemanagement Solutions Ltd. (“MTS”), New SL Acquisition Corp., a wholly owned subsidiary of MTS (“Merger Sub”) and privately held SharpLink, Inc. (“SharpLink, Inc.”) entered into an Agreement and Plan of Merger (the "Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub merged with and into SharpLink, Inc., with SharpLink, Inc. surviving as a wholly-owned subsidiary of legacy MTS (the “Reverse Merger” or “MTS Merger”). Following the MTS Merger, the Company changed its name from Mer Telemanagement Solutions Ltd. to SharpLink Gaming Ltd. (the “Company”). On a pro forma and fully-diluted basis for the Company, SharpLink, Inc. shareholders own approximately 86% of the Company, inclusive of a stock option pool of 10% of the fully-diluted outstanding share capital of the Company, and legacy MTS securityholders own approximately 14% of the fully-diluted outstanding capital of the Company.

As a result of the MTS Merger, each outstanding share of SharpLink, Inc. common stock was converted into the right to receive SharpLink Gaming Ltd. ordinary shares as calculated pursuant to the Exchange Ratio, as defined in the Merger Agreement. Each outstanding share of SharpLink, Inc. Series A preferred stock was converted into the right to receive SharpLink Gaming Ltd. Series A-1 preferred stock, calculated pursuant to the Exchange Ratio. Each outstanding share of SharpLink, Inc. Series A-1 preferred stock was converted into the right to receive SharpLink Gaming Ltd. Series A-1 preferred stock, calculated pursuant to the Exchange Ratio. Each outstanding share of SharpLink, Inc. Series B preferred stock was converted into the right to receive SharpLink Gaming Ltd. Series B preferred stock, calculated pursuant to the Exchange Ratio.

In connection with a closing condition of the Merger Agreement, a major shareholder of both legacy MTS and SharpLink, Inc., invested $6,000,000 in exchange for 3,692,865 shares of SharpLink Gaming Ltd. Series B preferred stock.

Identification of Accounting Acquirer

As a result of the MTS Merger, SharpLink, Inc. shareholders owned 86% of the Company on a fully diluted and as-converted basis, and held a majority of the voting shares. Additionally, immediately following the closing of the MTS Merger, legacy MTS directors and officers agreed to resign, pursuant to the Merger Agreement. SharpLink, Inc.’ executives became officers of the Company and new members were appointed to the board of directors. The MTS Merger represented a reverse acquisition in which SharpLink, Inc. was the accounting acquirer and legacy MTS was the accounting acquiree. The Company applied the acquisition method of accounting to the identifiable assets and liabilities of legacy MTS, which have been measured at estimated fair value as of the date of the business combination.

Purchase Price

The purchase price was based on the legacy MTS closing share price of $6.80 on July 26, 2021 and 2,492,162 and 670,789 of Ordinary Shares and Preferred Shares, respectively, outstanding as of July 26, 2021, as well as the fair value of 108,334 share options and warrants outstanding as of July 26, 2021. The following table represents the purchase consideration paid in the MTS Merger.

Schedule of purchase consideration
MTS issued and outstanding ordinary shares immediately prior to Merger	3,162,951
MTS share price on July 26, 2021	$6.80
MTS ordinary shares fair value	21,508,067
MTS warrants and options fair value	$601,965
Purchase consideration for accounting acquiree	$22,110,032

The fair values of the MTS warrants and options, which are further disclosed in Notes 10 and 12, respectively, were determined using a Black Scholes option-pricing model with the following assumptions:

Schedule of assumptions
MTS Warrants - $2.642 strike price
Fair value of ordinary shares	$6.80
Exercise price	$2.64
Expected volatility	54.7%
Expected dividends	0.0%
Expected term (in years)	3.0
Risk-free rate	0.38%

Fair value per warrant	$4.49
Warrants	58,334
Fair value	$261,965

MTS Warrants - $0 strike price
Fair value of ordinary shares	$6.80
Exercise price	$0.00
Expected volatility	54.7%
Expected dividends	0.0%
Expected term (in years)	3.0
Risk-free rate	0.38%

Fair value per warrant	$6.80
Warrants	25,000
Fair value	$170,000

MTS Options - $0 strike price
Fair value of ordinary shares	$6.80
Exercise price	$0.00
Expected volatility	54.7%
Expected dividends	0.0%
Expected term (in years)	3.0
Risk-free rate	0.38%

Fair value per warrant	$6.80
Warrants	25,000
Fair value	$170,000

Purchase Price Allocation

The MTS assets and liabilities were measured at estimated fair values at July 26, 2021, primarily using Level 3 inputs. Estimates of fair value represent management’s best estimate of assumptions about future events and uncertainties, including significant judgments related to future cash flows, discount rates, competitive trends, margin and revenue growth assumptions including royalty rates and customer attrition rates and others. Inputs used were generally obtained from historical data supplemented by current and anticipated market conditions and growth rates expected as of the acquisition date.

The fair value of the assets acquired and liabilities assumed as of July 26, 2021 were as follows:

Schedule of fair value of assets acquired and liabilities assumed
Assets:
Cash	916,000
Restricted cash	1,016,000
Accounts receivable	356,000
Prepaid expenses and other current assets	322,000
Equipment	25,000
Other long-term assets	261,000
Intangible assets	483,000

Total Assets	$3,379,000

Liabilities:
Accrued expenses	2,129,000
Deferred revenue	914,000
Other current liabilities	495,000
Other long-term liabilities	312,000

Total liabilities	$3,850,000

Net assets acquired, excluding goodwill	$(471,000)

Goodwill	22,581,032

Purchase consideration for accounting acquiree	$22,110,032

The fair value, as determined by assumptions that market participants would use in pricing the assets, and weighted average useful life of the identifiable intangible assets are as follows:

Schedule of fair value of assumptions asset
		Weighted Average
	Fair Value	Useful Life (Years)
Customer relationships	$414,000	4
Developed technology	69,000	3
	$483,000

The excess of the consideration for the acquisition over the fair value of net assets acquired was recorded as goodwill and derived from the market price of the shares at the time of the MTS Merger in the go-public transaction. During the year ended December 31, 2021, $21,722,213 of the MTS goodwill was impaired. The goodwill created in the acquisition is not expected to be deductible for tax purposes.

The allocation of purchase price is subject to finalization during a period not to exceed one year from the acquisition date. Adjustments to the preliminary allocation of purchase price may occur related to finalization of income taxes.

Transaction Costs

SharpLink’s transaction costs incurred in connection with the MTS Merger were $3,084,341 for the year ended December 31, 2021. These costs were primarily comprised of professional fees, recorded in selling, general and administrative expenses in the consolidated statement of operations. The transaction costs are not expected to be deductible for tax purposes.

Results of the Legacy MTS Business Subsequent to the Acquisition

For the year ended December 31, 2021, the legacy MTS business had revenues and net loss of $1,517,001 and $22,173,554, respectively, which includes the impact of purchase accounting adjustments and goodwill impairment of $21,722,213. These results are included in the consolidated statements of operations for the period from July 26, 2021 through December 31, 2021. The financial results of the MTS business have been reflected as the Company’s Enterprise TEM segment from the date of acquisition.

FourCubed

Description of the Transaction

On December 31, 2021, SharpLink Gaming Ltd., through its wholly owned subsidiary FourCubed Acquisition Company, LLC, acquired certain business assets of FourCubed (“FourCubed Acquisition”) for total consideration of $6,886,523 in cash and 606,114 ordinary shares of SharpLink Gaming Ltd. with an acquisition date fair value of $1,606,202. Consideration of $6,195,000 was paid on the date of closing, $130,000 plus repayment of cash acquired of $311,523 is due within 45 days after closing and $250,000 is due within six months after closing and subject to indemnity claims. Subsequent to closing, the seller is able to earn up to an additional 587,747 ordinary shares of SharpLink Gaming Ltd. by maintaining employment and meeting certain performance conditions  (“Earnout”).

Earnout

The Company accounts for an earnout as business combination consideration or compensation in accordance with ASC 805, Business Combinations, and/or ASC 718, Compensation – Stock Compensation, depending on the specific terms of the agreement.

Based on the terms of the agreement, the number of ordinary shares to be paid is fixed as of the agreement date and is paid in the form of ordinary shares in multiple tranches, contingent on continued employment and the achievement of performance milestones, such as business activities, revenue targets and gross margin targets.

In March 2022, the seller’s employment was terminated. No performance-based milestones were achieved prior to termination. As the earnout is contingent upon achieving specified milestones and continued employment, the Company does not expect to recognize compensation cost related to the earnout.

Purchase Price

The purchase price was based on the cash consideration paid and 606,114 ordinary shares issued and valued at the closing share price of $2.65 on December 31, 2021. The following table represents the purchase consideration to be paid in the FourCubed Acquisition.

Schedule of purchase consideration
Ordinary shares issued to seller	606,114
Ordinary share price on December 31, 2021	$2.65
Consideration in ordinary shares	1,606,202
Cash paid to Seller	6,195,000
Due to Seller	691,523
Purchase consideration	$8,492,725

Purchase Price Allocation

The FourCubed assets and liabilities were measured at estimated fair values at December 31, 2021, primarily using Level 3 inputs. Estimates of fair value represent management’s best estimate of assumptions about future events and uncertainties, including significant judgments related to future cash flows, discount rates, competitive trends, margin and revenue growth assumptions including customer attrition rates, cost to recreate intellectual property and others. Inputs used were generally obtained from historical data supplemented by current and anticipated market conditions and growth rates expected as of the acquisition date.

The fair value of the assets acquired and liabilities assumed as of December 31, 2021 were as follows:

Schedule of fair value of the assets acquired and liabilities assumed
Assets:
Cash	$311,523
Accounts receivable	424,593
Prepaid expenses and other current assets	9,468
Intangible assets	4,928,000

Total assets	$5,673,584

Liabilities:
Accrued expenses	$311,026

Total liabilities	311,026

Net assets acquired, excluding goodwill	$5,362,558

Goodwill	3,130,167

Purchase consideration for accounting acquiree	$8,492,725

The fair value, as determined by assumptions that market participants would use in pricing the assets, and weighted average useful life of the identifiable intangible assets are as follows:

Schedule of fair value of assumptions asset
		Weighted Average
	Fair Value	Useful Life (Years)
Customer relationships	$4,144,000	10
Developed technology	784,000	1
	$4,928,000

The excess of the consideration for the acquisition over the fair value of net assets acquired was recorded as goodwill, which is attributed to expected synergies and expanded market opportunities from combining the Company’s operations with FourCubed. The goodwill created in the acquisition is expected to be deductible for tax purposes.

FourCubed earns advertising commissions from online gambling sites for connecting individuals to the sites. FourCubed has one performance obligation: to make the connection between the individual and the online gambling site. FourCubed is compensated for that delivery through a cost per acquisition model (CPA) or revenue share model.

In February 2022, FourCubed was notified by Entain plc, a gaming operator from which FourCubed earned over 85 percent of its revenues, that it intends to exit the Russian market. FourCubed estimates that approximately 40 percent of its annual revenue, with an estimated operating income margin of 25 percent, is earned from players in the Russian market. The Company recorded $3,211,000 of impairment of the customer relationship and a goodwill impairment of $1,515,000, which was due to the loss of access to players in the Russian market due to the exit of FourCubed’s largest customer from that market. The extent of impairment was determined based upon the projected performance of the reporting unit, as determined using an income approach valuation methodology. Key assumptions included in the determination of the reporting unit’s fair value included revenue growth, operating margin, long-term growth rate and discount rate.

Transaction Costs

Transaction costs incurred in connection with the FourCubed Acquisition were $67,130 for the year ended December 31, 2021. These costs were primarily comprised of professional fees, recorded in selling, general and administrative expenses in the consolidated statement of operations. The transaction costs are expected to be deductible for tax purposes.

SportsHub Games Network, Inc. (“SportsHub”)

Description of the Transaction

On December 22, 2022 (the “Close Date”), SharpLink, through its wholly owned subsidiary, SHGN Acquisition Corp (“Acquirer” or the  “Merger Subsidiary) acquired all of the outstanding capital stock of SportsHub, via an Agreement and Plan of Merger, dated as of September 6, 2022 (“Merger Agreement”).  In accordance with the terms of the Equity Purchase Agreement between the Acquirer, the Acquiree and an individual acting as the SportsHub stockholders’ representative (“the Stockholder Representative”):

•

SharpLink issued an aggregate of 4,319,263 ordinary shares to the equity holders of SportsHub, on a fully diluted basis. An additional aggregate of 405,862 ordinary shares are being held in escrow for SportsHub shareholders who have yet to provide the applicable documentation required in connection with the SportsHub Merger, as well as shares held in escrow for indemnifiable losses and for the reimbursement of expenses incurred by the Stockholder Representative in performing his duties pursuant to the Merger Agreement.

•	SportsHub has merged with and into the Merger Subsidiary, with the Merger Subsidiary remaining as the surviving corporation and wholly owned subsidiary of SharpLink.

•

SportsHub, which owned 8,893,803 ordinary shares of SharpLink prior to the merger, distributed those shares to SportsHub’s stockholders immediately prior to the consummation of the Merger. These shares were not part of the purchase consideration.

•	SharpLink assumed $5,387,850 of SportsHub’s debt as purchase consideration.

Identification of Accounting Acquirer

The transaction was accomplished through a direct acquisition, whereby SHGN Acquisition Corp effectively acquired all of the outstanding capital stock of SportsHub, as a result of which SHGN Acquisition Corp obtained control over SportsHub.  Therefore, SHGN Acquisition Corp has been determined to be the acquirer in the transaction, and SportsHub the acquiree.

Determining the Acquisition Date

The Acquirer obtained control of Acquiree following the exchange of consideration on December 22, 2022.  Thus, the closing date of December 22, 2022 was the acquisition date.

Purchase Price

The purchase price is based on SharpLink’s closing share price of $0.29 on December 22, 2022 and 4,725,125 of Ordinary Shares as well as the fair value of Seller’s term loan of $1,267,199 and line of credit of $4,120,651. The following table represents the purchase consideration paid in the SportsHub Acquisition:

Description	Amount
Fair Value of Equity Consideration	$1,370,287
Fair Value of Seller Platinum Line of Credit and Loan	5,387,850
Total Purchase Price	$6,758,137

Purchase Price Allocation

The SportsHub Acquisition assets and liabilities were measured at fair values as of December 22, 2022, primarily based on the valuation determined by an independent valuation, which were based on income-based method and relief from royalty method. Estimates of fair value represent management’s best estimate of assumptions about future events and uncertainties, including significant judgments related to future cash flows, discount rates, competitive trends, margin and revenue growth assumptions, including royalty rates and customer attrition rates and others. Inputs used were generally obtained from historical data supplemented by current and anticipated market conditions and growth rates expected as of the acquisition date.

The fair value of the assets acquired and liabilities assumed as of December 22, 2022 were as follows:

Schedule of fair value of assets acquired and liabilities assumed
Assets:
Cash	$38,255,266
Restricted cash	10,604,004
Accounts receivable	186,712
Prepaid expenses and other current assets	1,916,932
Equipment	11,953
Other long-term assets	95,793
Intangible assets	2,390,000
Total Assets	$53,460,660

Liabilities:
Accrued expenses	$284,345
Deferred tax liabilities	48,775
Deferred revenue	3,574,285
Other current liabilities	47,657,117
Other long-term liabilities	106,705
Total liabilities	$51,671,227

Net assets acquired, excluding goodwill	$1,789,433

Goodwill	4,968,703

Purchase consideration for accounting acquiree	$6,758,137

The fair value, as determined by assumptions that market participants would use in pricing the assets, and weighted average useful life of the identifiable intangible assets are as follows:

		Weighted Average
	Fair Value	Useful Life (Years)
Customer relationships	$1,550,000	5
Trade names	640,000	6
Acquired technology	200,000	5
	$2,390,000

The excess of consideration for the acquisition over the fair value of net assets acquired was recorded as goodwill and derived from the market price of the shares at the time of the SportsHub Acquisition. The goodwill created in the acquisition is not expected to be deductible for tax purposes.

As of December 31, 2022, the calculation and allocation of the purchase price to tangible and intangible assets and liabilities is preliminary, as the Company is still in the process of accumulating all of the required information to finalize the opening balance sheet and calculations of intangible assets.

Transaction Costs

SharpLink’s transaction costs incurred in connection with the SportsHub Acquisition were $83,866 for the year ended December 31, 2022. These costs were primarily comprised of professional fees, recorded in selling, general and administrative expenses in the consolidated statement of operations. The transaction costs are not expected to be deductible for tax purposes.

Results of the SportsHub Subsequent to the Acquisition

The SportsHub Acquisition had revenues and net income of $951,194 and $42,908 respectively, which includes the impact of purchase accounting adjustments. These results are included in the consolidated statements of operations for the period from December 22, 2022 through December 31, 2022. The financial results of the SportsHub Acquisition have been included in the Company’s SportsHub segment from the date of acquisition.

Unaudited Pro Forma Information

The following unaudited supplemental pro forma financial information presents the financial results for the years ended December 31, 2022 and 2021 as if the MTS Merger, FourCubed and SportsHub Acquisition had occurred on January 1, 2021. The pro forma financial information includes, where applicable, adjustments for: (i) additional amortization expense of $486,141 and $1,324,900 that would have been recognized related to the acquired intangible assets in 2022 and 2021, respectively, (ii) transaction costs and other one-time non-recurring costs which reduced expenses by $5,468,201 in 2021, and (iii) additional interest expense of $94,685 and $119,095 in 2022 and 2021, respectively, from the new debt arrangement described in Note 8.

The pro forma financial information excludes adjustments for estimated cost synergies or other effects of the integration of MTS, FourCubed and SportsHub:

	2022	2021

Revenues	$12,108,434	$19,695,782

Loss from continuing operations	(28,420,775)	(90,132,215)
Less: dividends accrued on series B preferred stock	—	(782,887)
Net loss from continuing operations available to ordinary shareholders	(28,420,775)	(90,915,102)

Net income (loss) from discontinued operations, net of tax, available to ordinary shareholders	70,024	(49,000)
Net loss available to ordinary shareholders	(28,350,751)	(90,964,102)

Basic and diluted:
Net loss from continuing operations per share	$(1.14)	$(6.36)
Net loss from discontinued operations per share	—	—
Net loss per share	$(1.14)	$(6.36)

The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the SportsHub, MTS Merger and FourCubed Acquisition been completed as of the date indicated or the results that may be obtained in the future.

Note 4 – Leases

The Company leases certain office space under a long-term, non-cancelable operating lease agreement. The contract provides the Company the right to substantially all of the economic benefits from the use of the office space and the right to direct the use of the office space, thus it is considered to be or contain a lease. An operating right-of-use (“ROU”) asset and lease liability were recognized based on the present value of the future lease payments over the expected lease term.

The lease has an original term that expires in December 2023 with an option to extend the term for three years. The Company has included the optional renewal period in the lease term because the Company determined after considering all economic factors that the Company is reasonably certain to exercise the option to extend the lease. The agreement requires the Company to pay real estate taxes, insurance, and repairs. There was no allocation of consideration to any non-lease component as the amounts were not material.

The weighted-average discount rate is based on the discount rate implicit in the lease, or if the implicit rate is not readily determinable from the lease, then the Company estimates an applicable incremental borrowing rate. The Company determined the incremental borrowing rate based on the Company’s applicable borrowing rates under its current financing agreements as of the commencement date of the standard adoption.

Operating lease costs are recognized in the results of operations as a single lease cost in selling, general and administrative expenses. Total lease costs for the years ended December 31, 2022 and 2021 was $38,400 and the operating cashflows from operations leases for December 31, 2022 and 2021, was $38,400.

The following summarizes the weighted-average remaining lease term and weighted-average discount rate:

Schedule of weighted average remaining lease term and weighted-average discount rate
	2022	2021
Weighted-average remaining lease term
Operating leases	30 months	60 months

Weighted-average discount rate
Operating leases	5.67%	6.00%

Maturity of noncancelable operating leases with terms greater than one year as of December 31, 2022 are as follows:

Schedule of future minimum lease payment
Year Ending December 31,	Operating leases

2023	$31,070
2024	72,720
2025	67,736
2026	94,675
Total lease payments	$266,201
Less: interest	25,094

Present value of lease liability	$241,107

Note 5 – Intangible Assets

Intangible assets as of December 31, 2022 and 2021 consist of the following:

Schedule of Intangible assets
	Weighted-average
	amortization period		Accumulated
	(years)	Cost	Amortization	Net

Balance, December 31, 2022
Customer relationships	5-10	$2,643,000	$280,636	$2,362,364
Acquired technology	3-5	1,437,050	1,201,739	235,311
Internally developed software	5	749,147	288,530	460,617
Trade names	6	640,000	3,405	636,595
Software in development	N/A	33,046	—	33,046

		$5,502,243	$1,774,310	$3,727,933

Balance, December 31, 2021
Customer relationships	9	$4,304,000	$131,429	$4,172,571
Acquired technology	3	1,214,000	360,357	853,643
Internally developed software	5	654,022	142,050	511,972
Software in development	N/A	13,354	—	13,354

		$6,185,376	$633,936	$5,551,440

The change in the gross carrying amount of intangible assets as of December 31, 2022 compared to December 31, 2021 was due to acquisition of intangible assets of $2,390,000 from the SportsHub Acquisition,  $137,867 of additional costs related to internally developed software that were capitalized during the year, offset by $3,211,000 of impairment charges of the customer relationship from the acquisition of certain business assets of FourCubed, which was due to the loss of access to players in the Russian market caused by the exit of FourCubed’s largest customer from that market. The extent of impairment was determined based upon the projected performance of the asset group and the current valuation of the customer relationship intangible, as determined using the multi-period excess earnings valuation methodology. Key assumptions included in the valuation of the customer relationship included revenue growth attrition, operating margin and discount rate. There is inherent uncertainty included in the assumptions used in intangible impairment testing. A change to any of the assumptions could lead to a future impairment that could be material. Amortization expense for the years ended December 31, 2022 and 2021 was $1,140,472 and $241,253, respectively. Estimated future amortization expense related to the intangible assets placed into service is as follows:

Amount

2023	$724,564
2024	704,922
2025	673,281
2026	596,306
2027	526,949
Thereafter	465,665

$3,691,686

Note 6 – Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 were as follows:

Schedule of goodwill
	SportsHub Gaming	Sports Gaming Client Services	Affiliate Marketing Services - International	Total

Balance as of December 31, 2021	$—	$381,000	$3,130,167	$3,511,167
Goodwill	4,919,928	—	—	4,919,928
Less: Impairment charges	—	—	(1,515,000)	(1,515,000)
Balance as of December 31, 2022	$4,919,928	$381,000	$1,615,167	$6,916,095

Cumulative goodwill impairment charges	$—	$—	$1,515,000	$1,515,000

For the year ending December 31, 2022, the Company recorded goodwill impairment of $1,515,000, which was due to the loss of access to players in the Russian market due to the exit of FourCubed’s largest customer from that market (see Note 3 – Acquisitions – FourCubed – Purchase Price Allocation). The extent of impairment was determined based upon the projected performance of the reporting unit, as determined using an income approach valuation methodology. Key assumptions included in the determination of the reporting unit’s fair value included revenue growth, operating margin, long-term growth rate and discount rate. There is inherent uncertainty included in the assumptions used in goodwill impairment testing. A change to any of the assumptions could lead to a future impairment that could be material.

Note 7 – Line of Credit

The Company, through the SportsHub Acquisition, has available a variable rate (8.25% as of December 31, 2022) bank line of credit for $5,000,000, expiring June 15, 2023.  There was $4,120,651 outstanding as of December 31, 2022.

Note 8 – Debt

On January 31, 2022, FourCubed Acquisition Company, LLC (“FCAC”), a wholly owned subsidiary of the Company, entered into a $3,250,000 term loan agreement with a financial institution. The agreement bears annual interest at a rate of 4.0% and requires a fixed monthly payment of $59,854, consisting of principal and interest, through the term loan’s maturity, which is January 31, 2027. The Company capitalized $25,431 of loan initiation fees associated with the agreement which are presented net within Debt on the consolidated balance sheet and amortized on a method which approximates the effective interest method to interest expense on the consolidated statement of operations.

For the year ended December 31, 2022, FCAC paid $549,225 and $109,165 in principal and interest, respectively. The remaining principal balance outstanding on the term loan is $2,700,775 as of December 31, 2022, of which $620,173 is due within the next year. In addition to customary non-financial covenants, the term loan requires FCAC to maintain a minimum quarterly debt service coverage ratio, defined as adjusted EBITDA divided by debt service (interest expense and mandatory debt principal repayment) of 1.25.  As of December 31, 2022 FCAC was not in compliance with the quarterly debt service coverage ratio.  The bank has waived this non-compliance in the quarterly debt service coverage ratio and has revised the quarterly debt service compliance ratio.  Management believes it will be in compliance going forward.

Included in the SportsHub liabilities was a $2,000,000 term loan agreement with a financial institution.  The agreement bears annual interest at a rate of 5.50% percent and requires a fixed monthly payment of $38,202, consisting of principal and interest, through the term loan’s maturity, which is December 9, 2025.  Included in the term loan liability is $29,975 of loan initiation fees associated with the agreement which are presented net within Debt on the consolidated balance sheet and amortized on a method which approximates the effective interest method to interest expense on the consolidated statement of operations.

A summary of the term loan agreements is noted below:

2022

Note Payable – Bank, $2,000,000 principle, secured by assets of SportsHub	$1,267,200
Note Payable – Bank, $3,250,000 principle, secured by assets of FCAC	2,700,775
3,967,975
Less unamortized debt issuance costs	17,359
Less current portion	1,018,918
Long-term debt	$2,931,698

The outstanding amount of debt as of December 31, 2022 matures by year as follows:

Year	Amount
2023	$1,018,918
2024	1,066,808
2025	1,119,689
2026	700,256
2027	62,304
Total	$3,967,975

The term loan contains a parent company guaranty, which states that the Company will enter into a guaranty agreement in favor of FCAC, pursuant to which the Company will guarantee the repayment of the loan, not later than 30 days following the Company’s redomicile to the United States.

Note 9 – Convertible Preferred Stock

On December 23, 2020, the SharpLink, Inc. board authorized the establishment and designation of 9,000 shares of 8% convertible preferred stock (“Series A preferred stock”) at $0.01 par value. Additionally, the SharpLink, Inc. board reserved 4,150,000 shares of common stock issuable upon the conversion of the shares of Series A preferred stock. On December 23, 2020, SharpLink, Inc. entered into a securities purchase agreement with an investor to issue 2,000 shares of Series A preferred stock for $2,000,000 (“First Tranche”).

Terms of the Series A preferred stock are as follows:

Voting – Series A preferred stock shall have no voting rights, however, without the affirmative vote of the majority of the outstanding shares of Series A preferred stock, SharpLink, Inc. cannot (a) alter or change adversely the powers, preferences or rights given to the Series A preferred stock, (b) authorize or create any class of stock ranking in priority to as to dividends, redemption or distribution of assets upon a liquidation, (c) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (d) increase the number of authorized shares of Series A preferred stock, or € enter into any agreement with respect to any of the above.

Dividends – Holders of each share of Series A preferred stock shall be entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 8% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on the first such date after the issuance of such share of Series A preferred stock and on each conversion date in cash, or at SharpLink, Inc.’s option, in duly authorized, validly issued, fully paid and non-assessable shares of common stock, or a combination thereof.

Liquidation – Upon any liquidation, dissolution or winding-up of SharpLink, Inc., whether voluntary or involuntary, Series A preferred stock holders shall be entitled to receive out of the assets an amount equal to the Stated Value of $1,000 per share, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due (the preferred liquidation preference), for each share of Series A preferred stock before any distribution or payment shall be made to the holders of any Junior Securities.

Conversion – Each share of Series A preferred stock shall be convertible, at any time and from time to time from and after the original issue date at the option of the holder, into that number of shares of common stock determined by dividing the stated value of such share of Series A preferred stock by the conversion price, $2.1693 per share. The conversion price would be reduced if SharpLink, Inc. issues common stock at a price lower than the conversion price, or issues an instrument granting the holder rights to purchase common stock at a price lower than the conversion price. Upon the closing of the Going Public Transaction all outstanding shares of Series A preferred stock shall automatically be converted into that number of shares of common stock, subject to a beneficial ownership limitation of 9.99%, determined by dividing the stated value of such share of Series A preferred stock by the conversion price.

Second Tranche – Immediately prior to completing the Going Public Transaction, SharpLink, Inc. shall sell to the current Series A preferred stock shareholder not less than $5,000,000 of preferred stock.

Commitment Fee –Immediately following the Second Tranche, SharpLink, Inc. shall issue preferred stock equal to the greater of either 15% of the aggregate of the First and Second Tranche or 3% of the Company’s issued and outstanding capital.

Redemption – SharpLink, Inc. shall redeem all of the outstanding shares of Series A preferred stock if SharpLink, Inc. has not completed the Going Public Transaction by December 23, 2021. SharpLink, Inc. would be required to redeem at the aggregate stated value, plus accrued but unpaid dividends, all liquidated damages. Interest shall accrue at the lesser of 12% per annum or the maximum rate permitted by applicable law until the amount is paid in full. SharpLink, Inc. accretes the carrying value of the Series A preferred stock to the full redemption value ratably until December 23, 2021.

On June 15, 2021, SharpLink, Inc. entered into the first amendment to the securities purchase agreement, which amended the following terms:

Second Tranche – Amended to provide that immediately prior to completing the Going Public Transaction, SharpLink, Inc. shall sell to the current Series A preferred stock shareholder Series B preferred stock for $6,000,000.

Commitment Fee – Amended to provide that immediately following the Second Tranche, SharpLink, Inc. shall issue Series A-1 preferred stock equal to 3% of the issued and outstanding capital of the Company.

On July 23, 2021, SharpLink, Inc. entered into the second amendment to the securities purchase agreement, which amended the following terms:

Second Tranche – Amended to provide that immediately prior to completing the Going Public Transaction, SharpLink, Inc. shall sell to the current Series A preferred stock shareholder 2,765,824 shares of Series B preferred stock for $6,000,000.

On July 26, 2021, the Company’s board authorized the establishment and designation of 525,016 shares of Series A-1 Convertible preferred stock ("Series A-1 preferred stock”) at $0.01 par value.

Terms of the Series A-1 preferred stock are as follows:

Voting – Series A-1 preferred stock shall have no voting rights, however, without the affirmative vote of the majority of the outstanding shares of Series A-1 preferred stock, the Company cannot (a) alter or change adversely the powers, preferences or rights given to the Series A-1 preferred stock, (b) authorize or create any class of stock ranking in priority to as to dividends, redemption or distribution of assets upon a liquidation, (c) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (d) increase the number of authorized shares of Series A-1 preferred stock, €(e) enter into any agreement with respect to any of the above.

Liquidation – Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, Series A-1 preferred stock holders shall be entitled to receive out of the assets an amount equal to the Stated Value of $2.1693 per share, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due (the preferred liquidation preference), for each share of Series A-1 preferred stock before any distribution or payment shall be made to the holders of any Junior Securities.

Conversion – Each share of Series A-1 preferred stock shall be convertible, at any time and from time to time from and after the original issue date at the option of the holder, into that number of shares of common stock determined by dividing the stated value of such share of Series A-1 preferred stock by the conversion price, $2.1693 per share. The conversion price would be reduced if the Company issues common stock at a price lower than the conversion price, or issues an instrument granting the holder rights to purchase common stock at a price lower than the conversion price. Upon the closing of the Going Public Transaction all outstanding shares of Series A-1 preferred stock shall automatically be converted into that number of shares of common stock, subject to a beneficial ownership limitation of 9.99%, determined by dividing the stated value of such share of Series A-1 preferred stock by the conversion price.

Redemption – The Company shall redeem all of the outstanding shares of Series A-1 preferred stock if the Company has not completed the Going Public Transaction by July 26, 2022. The Company would be required to redeem at the aggregate stated value, plus accrued but unpaid dividends, all liquidated damages. Interest shall accrue at the lesser of 12% per annum or the maximum rate permitted by applicable law until the amount is paid in full.

On July 26, 2021, the Company’s board authorized the establishment and designation of 2,765,824 shares of Series B convertible preferred stock ("Series B preferred stock”) at $0.01 par value.

Terms of the Series B preferred stock are as follows:

Voting – Series B preferred stock shall have no voting rights, however, without the affirmative vote of the majority of the outstanding shares of Series B preferred stock, the Company cannot (a) alter or change adversely the powers, preferences or rights given to the Series B preferred stock, (b) authorize or create any class of stock ranking in priority to as to dividends, redemption or distribution of assets upon a liquidation, (c) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (d) increase the number of authorized shares of Series B preferred stock, or (e) enter into any agreement with respect to any of the above.

Dividends – Holders of each share of Series B preferred stock shall be entitled to receive cumulative dividends until the second anniversary of the Original Issue date of July 26, 2021 at the rate per share (as a percentage of the stated value per share) of 8% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on the first such date after the issuance of such share of Series B preferred stock and on each conversion date in cash, or at the Company’s option, in duly authorized, validly issued, fully paid and non-assessable shares of preferred A-1 shares, or a combination thereof.  In accordance with the Series B preferred stock terms, dividends of Series A-1 preferred stock are accrued on a quarterly basis, within additional paid in capital. A total of 66,303 shares at a value of $324,495 have been accrued in additional paid in capital as of the year ended December 31, 2022.

Liquidation – Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, Series B preferred stock holders shall be entitled to receive out of the assets an amount equal to the Stated Value of $2.1693 per share, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due (the preferred liquidation preference), for each share of Series B preferred stock before any distribution or payment shall be made to the holders of any Junior Securities.

Conversion – Each share of Series B preferred stock shall be convertible, at any time and from time to time from and after the original issue date at the option of the holder, into that number of shares of common stock determined by dividing the stated value of such share of Series B preferred stock by the conversion price. The conversion price would be reduced if the Company issues common stock at a price lower than the conversion price or issues an instrument granting the holder rights to purchase common stock at a price lower than the conversion price. Upon the closing of the Going Public Transaction all outstanding shares of Series B preferred stock shall automatically be converted into that number of shares of common stock, subject to a beneficial ownership limitation of 9.99%, determined by dividing the stated value of such share of Series B preferred stock by the conversion price.

Redemption – The Company shall redeem all of the outstanding shares of Series B preferred stock if the Company has not completed the Going Public Transaction by July 26, 2021. The Company would be required to redeem at the aggregate December 31, 2022, and 2021 stated value, plus accrued but unpaid dividends, all liquidated damages. Interest shall accrue at the lesser of 12% per annum or the maximum rate permitted by applicable law until the amount is paid in full.

On July 26, 2021, SharpLink, Inc. completed its merger with Mer Telemanagement Solutions Ltd. ("MTS”) (the "MTS Merger”) and changed its name to SharpLink Gaming Ltd. and commenced trading on NASDAQ under the ticker symbol "SBET.” The MTS Merger was effectuated by a share exchange in which MTS issued shares to SharpLink, Inc. shareholders, resulting in SharpLink, Inc. shareholders owning approximately 86% of the capital stock of SharpLink Gaming Ltd., on a fully-diluted, as-converted basis. The exchange ratio used to determine the number of shares issued to SharpLink, Inc. shareholders was 1.3352, which was calculated pursuant to the terms of the Merger Agreement.

At the Company’s Extraordinary General Meeting of Shareholders held on July 21, 2021, the Company’s shareholders approved an Amended and Restated Articles of Association, which was effected upon consummation of the MTS Merger. The Amended and Restated Articles of Association increased the registered share capital to 92,900,000 ordinary shares, 800,000 shares of Series A preferred stock, 2,600,000 shares of Series A-1 preferred stock and 3,700,000 shares of Series B preferred stock, each at a par value of $0.02, reflecting the reverse stock split at a ratio of 1-to-2, which became effective on July 26, 2021 immediately prior to the effectiveness of the MTS Transaction.

The terms of the Series A preferred stock, Series A-1 preferred stock and Series B preferred stock authorized by the Company are consistent with the terms of the SharpLink, Inc. Series A preferred stock, Series A-1 preferred stock and Series B preferred stock.

The Company’s equity structure was adjusted for all periods presented in the consolidated statements of shareholders’ equity using the exchange ratio established in the Merger Agreement to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse acquisition. Ordinary share par value and additional paid-in capital was adjusted for all periods presented in the consolidated statements of shareholders’ equity to reflect the new par value of ordinary shares after the 1-to-2 reverse stock split.

The MTS Merger represented a Going Public Transaction. Immediately prior to the MTS Merger, the outstanding shares of the SharpLink, Inc. Series A preferred stock were exchanged for 1,230,956 shares of Series A-1 preferred stock in the Company. Additionally, the holder of the Series A preferred stock received 700,989 shares of Series A-1 preferred stock in the Company to settle the commitment fee and 3,692,862 shares of Series B preferred stock in the Company in exchange for $6,000,000 to settle the second tranche commitment.

Subsequent to the July 2021 MTS Merger, the holder of the Series A-1 preferred stock and Series B preferred stock converted 1,931,945 and 3,568,055 shares, respectively, to ordinary shares of the Company, each at a 1:1 ratio.  Subsequent to the conversion, the holder maintained 124,810 shares of Series B preferred stock through the year ended December 31, 2021, which accrued dividends in Series A-1 preferred stock amounting to 54,737 outstanding as of December 31, 2021.  During 2022, the Series B preferred stock accrued  additional dividends in Series A-1 preferred stock of 11,566, for total shares outstanding of 66,303 Preferred Series A-1 and 124,810 shares of Series B Preferred Stock as of December 31 2022.

Note 10 – Warrants

Warrant – Advisory Services

On February 1, 2021, SharpLink, Inc. issued a common stock purchase warrant ("warrant”) in exchange for advisory services, which gave the holder the right to purchase up to 636,867 shares of SharpLink, Inc.’s common stock.

The terms of the warrant are as follows:

Voting and Dividends – This warrant does not entitle the holder to any voting rights, dividends or other rights as a shareholder of SharpLink, Inc. prior to the exercise of the warrant.

Exercisability and Termination Dates – The warrant will vest and become exercisable by the holder immediately prior to the Going Public Transaction. If the Going Public Transaction does not occur by August 1, 2022, the warrant will terminate and shall no longer be exercisable by the holder. In the instance that a Going Public Transaction is consummated prior to the initial termination date, the warrant shall be vested, fully exercisable and the termination date shall be extended 5 years from the exercisability date.

Exercise Price – The exercise price per share of common stock under this warrant shall be $0.01.

The warrant is in the scope of ASC 718, Compensation – Stock Compensation, as a share-based payment issued to nonemployees in exchange for services. Compensation costs for a nonemployee share-based payment award with a performance condition, such as the Going Public Transaction, is recognized when the performance condition becomes probable of occurrence, which in SharpLink, Inc.’s case is when the Going Public Transaction is completed. On July 26, 2021, SharpLink, Inc. completed its merger with Mer Telemanagement Solutions Ltd. The warrant vested and became fully exercisable into 850,330 ordinary shares in the Company immediately prior to the MTS Merger. The warrant’s grant date fair value of $2,001,677 was recognized upon the completion of the Going Public Transaction using a Black Scholes option-pricing model with the following assumptions:

Fair value of ordinary shares on grant date	$2.36
Exercise price	$0.01
Expected volatility	58.2%
Expected dividends	0.0%
Expected term (in years)	5.00
Risk-free rate	0.42%

SharpLink, Inc.’s underlying stock was not publicly traded on the issuance date of the warrant but its fair value was estimated using a straight-line calculation, with the benefit of hindsight, between the fair values determined as of December 31, 2021 and July 26, 2021 of $0.63 per share and $6.80 per share, respectively. SharpLink, Inc.’s underlying stock fair value was determined on December 31, 2021 using recent equity financings and on July 26, 2021 using the Company’s publicly traded share price. The Company determined that the straight-line calculation provides the most reasonable basis for the valuation of the warrant issued on February 1, 2021, because the Company did not identify any single event that occurred during this interim period that would have caused a material change in value.

The Company estimates the volatility of its underlying stock by using an average of the calculated historical volatility of a group of comparable publicly traded stock. The expected dividend yield is calculated using historical dividend amounts and the stock price at the warrant issuance date. The risk-free rate is based on the United States Treasury yield curve in effect at the time of the grant. The expected term is estimated based on contractual terms.

Warrants - MTS

Prior to the MTS Merger, the MTS shareholders approved the issuance of a warrant to the former MTS CEO to acquire 58,334 ordinary shares, at an exercise price of $2.642, which vested and became immediately exercisable upon the consummation of the MTS Merger. The warrant was granted on July 21, 2021 and expires three years after the grant date. The grant date fair value was recognized as an expense upon vesting, which occurred immediately prior to the MTS Merger. The compensation expense related to this warrant was recognized in the MTS financial results immediately prior to the merger and thus is not included in the SharpLink consolidated statement of operations. This warrant does not entitle the holder to any voting rights, dividends or other rights as a shareholder of SharpLink prior to the exercise of the warrant.

Prior to the MTS Merger, the MTS shareholders approved the issuance of a warrant to the former MTS CEO to acquire 25,000 ordinary shares, with a $0 exercise price, which vested and became immediately exercisable upon the consummation of the MTS Merger. The warrant was granted on July 21, 2021 and expires three years after the grant date. The grant date fair value was recognized as an expense upon vesting, which occurred immediately prior to the MTS Merger. The compensation expense related to this warrant was recognized in the MTS financial results immediately prior to the merger and thus is not included in the SharpLink consolidated statement of operations. This warrant does not entitle the holder to any voting rights, dividends or other rights as a shareholder of SharpLink prior to the exercise of the warrant.

Prefunded Warrants and Regular Warrants

On November 16, 2021, the Company entered into a Securities Purchase Agreement with an existing institutional investor pursuant to which the Company agreed to issue and sell, in a registered direct offering, an aggregate of 1,413,075 of the Company’s ordinary shares at an offering price of $3.75 per share. In addition, the Company sold to the same investor certain prefunded ordinary share purchase warrants ("Prefunded Warrants”) to purchase 1,253,592 ordinary shares. The Prefunded Warrants were sold at an offering price of $3.74 per warrant share and are exercisable at a price of $0.01 per share. In a concurrent private placement, the Company agreed to issue to the same institutional investor, for each ordinary share and Prefunded Warrant purchased in the offering, an additional ordinary share purchase warrant, each to purchase one ordinary share ("Regular Warrants”). The Regular Warrants are initially exercisable six months following issuance and terminate four years following issuance. The Regular Warrants have an exercise price of $4.50 per share and are exercisable to purchase an aggregate of 2,666,667 ordinary shares.

The terms of the Prefunded Warrants are as follows:

Voting and Dividends – This warrant does not entitle the holder to any voting rights, dividends or other rights as a shareholder of the Company prior to the exercise of the warrant.

Vesting Date – November 19, 2021

Termination Date – When the warrant is exercised in full.

The terms of the Regular Warrants are as follows:

Voting and Dividends – This warrant does not entitle the holder to any voting rights, dividends or other rights as a shareholder of the Company prior to the exercise of the warrant.

Vesting Date – May 19, 2022

Termination Date – November 19, 2025

The Prefunded Warrants and Regular Warrants do not require a cash settlement for the warrants. Based on the terms of the agreements, the warrants were freestanding, equity-linked instruments that represented separate units of account. The Company allocated the value of net proceeds from the offering to the ordinary shares and warrants based on relative fair value. The value allocated to the warrants was recorded in Additional Paid-In Capital in the consolidated balance sheets.

The fair value of the Prefunded Warrants and Regular Warrants was determined using a Black Scholes option-pricing model with the following assumptions:

Schedule of assumptions
Prefunded Warrants
Fair value of ordinary shares	$3.25
Exercise price	$0.01
Expected volatility	50.5%
Expected dividends	0.0%
Expected term (in years)	4.00
Risk-free rate	1.03%
Schedule of assumptions
Regular Warrants
Fair value of ordinary shares	$3.25
Exercise price	$4.50
Expected volatility	50.5%
Expected dividends	0.0%
Expected term (in years)	4.00
Risk-free rate	1.03%

The fair value of ordinary shares was based on the Company’s publicly traded ordinary share price. The Company estimates the volatility of its underlying stock by using an average of the calculated historical volatility of a group of comparable publicly traded stock and the Company’s publicly traded ordinary shares. The expected dividend yield is calculated using historical dividend amounts and the stock price at the warrant issuance date. The risk-free rate is based on the United States Treasury yield curve in effect at the time of the grant. The expected term is estimated based on contractual terms.

For the year ended December 31, 2022, there have been no issuances of new warrants, no conversion of outstanding warrants, and all warrants outstanding are fully vested:

Schedule of warrant outstanding
	Warrant - advisory services		Warrants - MTS		Prefunded warrants		Regular warrants
	Outstanding	Vested	Outstanding	Vested	Outstanding	Vested	Outstanding	Vested
Beginning balance, December 31, 2021	—	—	83,334	83,334	1,253,592	1,253,592	2,666,667	—
Issued and vested	—	—	—	—	—	—	—	—
Acquired	—	—	—	—	—	—	—	—
Converted to ordinary shares	—	—	—	—	—	—	—	—
Ending balance, December 31, 2022	—	—	83,334	83,334	1,253,592	1,253,592	2,666,667	—

Beginning balance, December 31, 2020	—	—	—	—	—	—	—	—
Issued and vested	1	1	—	—	1,253,592	1,253,592	2,666,667	—
Acquired	—	—	83,334	83,334	—	—	—	—
Converted to ordinary shares	(1)	(1)	—	—	—	—	—	—
Ending balance, December 31, 2021	—	—	83,334	83,334	1,253,592	1,253,592	2,666,667	—

Note 11 – Fair Value

In accordance with fair value accounting guidance, the Company determines fair value based on the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The inputs used to measure fair value are classified into the following hierarchy:

Level 1: Unadjusted quoted prices in active markets for identical instruments that are accessible as of the measurement date

Level 2: Other significant pricing inputs that are either directly or indirectly observable

Level 3: Significant unobservable pricing inputs, which result in the use of management’s own assumptions

Assumptions Used in Determining Fair Value of the Commitment Fee at December 31, 2021

The commitment fee, which required the Company to sell to the Series A preferred stock shareholder 3,692,862 shares of Series B preferred stock for $6,000,000 and to issue Series A-1 preferred stock equal to 3% of the Company’s issued and outstanding capital immediately following the Second Tranche (collectively, the commitment fee and second tranche), required the Company to transfer a variable number of shares outside of its control and is classified as a liability. Liability-classified instruments are recorded at their estimated fair values at each reporting period until they are exercised, terminated, reclassified, or otherwise settled. The Company utilized a Monte Carlo simulation to value the commitment fee. The Company selected this model as it believes it is reflective of all significant assumptions that market participants would likely consider in negotiating the transfer of the commitment fee. Such assumptions include, among other inputs, stock price volatility, risk-free rate, probability of completing a Going Public Transaction, conversion price of the preferred stock and the underlying stock price. The Company’s underlying stock fair value was determined using a straight-line calculation, consistent with the method described for the Warrant – Advisory Services in Note 10. Immediately prior to the MTS Merger, the holder of the Series A preferred stock received 700,989 shares of Series A-1 preferred stock in the Company to settle the commitment fee. The change in the commitment fee was $23,301,206 for the year ended December 31, 2021 and is recorded in commitment fee expense in the consolidated statement of operations. The value of the exchange of the Series A preferred stock for the commitment fee was determined using the quoted-market price of the Company’s stock on the MTS Merger date, $6.80 per ordinary share, on the settlement date of July 26, 2021.

Significant inputs and assumptions used in the valuation model as of December 31, 2021, were as follows:

Schedule of inputs and assumptions of valuation model
Probability of a Going Public Transaction	50.0%
Volatility	58.5%
Stock price of public company at the time of measurement	$0.63
Date of a Going Public Transaction	April 30, 2021
Pro-forma common shares outstanding at Going Public Transaction date	52,077,000

The change in the commitment fee between December 31, 2020 and 2021 consisted of the following:

Schedule of commitment fee
Beginning balance, December 31, 2020	$577,000

Commitment fee expense	23,301,206
Issuance of Series A-1 and B preferred stock in exchange for commitment fee	(23,878,206)

Ending balance, December 31, 2021	$—

Note 12 – Stock Compensation

During 2020, SharpLink, Inc. approved and adopted the 2020 Stock Incentive Plan (the "2020 plan”), which permits the grant of stock options to its employees, directors and consultants for up to 400,000 shares of SharpLink, Inc. common stock. In connection with the MTS Merger, the Company adopted the 2021 Equity Incentive Plan (the "2021 plan”) and reserved 2,336,632 ordinary shares of the Company for issuance. The Company believes that awards under the 2020 and 2021 plans better align the interests of its employees with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those options generally vest based on three years of continuous service and have ten-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the plan.

The Company granted 360,000 options under the 2020 plan for the year ended December 31, 2021. In connection with the MTS Merger, the outstanding options were adjusted by the Exchange Ratio of 1.3352 pursuant to the Merger Agreement. The Company granted 2,493,500 and 1,312,000 options under the 2021 plan for the year ended December 31, 2022 and 2021, respectively. To provide for adequate shares to issue to these employees, certain executives forfeited an aggregate 1,140,000 options, 360,000 of which were vested. As a result, 780,000 options are deemed to have been forfeited and 360,000 options are deemed to have expired. In accordance with the provisions of ASC 718, all unrecognized stock compensation associated with these forfeited or expired options must be expensed immediately and resulted in the recognition of $1,655,506 in the second quarter of 2022 which would have otherwise been recognized over approximately the next 18 months. As of December 31, 2022, the Company has reserved 5,436,632 ordinary shares of the Company for issuance.  The Company recognized stock compensation expense of $2,486,151 and $1,656,674 for the years ended December 31, 2022 and 2021, respectively.

The fair value of each option award is estimated on the date of grant using a Black Scholes option-pricing model. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issue date. The expected volatility is determined using the volatility of peer companies. The Company’s underlying stock has been publicly traded since the date of the MTS Merger. All option grants during the year ended December 31, 2022 and 2021 were granted under the 2021 plan subsequent to the MTS Merger. All option grants made under the SharpLink, Inc. 2020 plan were prior to the MTS Merger. SharpLink, Inc.’s underlying stock was not publicly traded, but was estimated on the date of the grants using valuation methods that consider valuations from recent equity financings as well as future planned transactions.

Schedule of estimates the volatility
	2022	2021

Expected volatility	51.1 - 53.7%	51.0 - 51.8%
Expected dividends	0.0%	0.0%
Expected term (years)	5.5 - 6.0	5.5 - 6.0
Risk-free rate	1.44 - 4.24%	0.79 - 1.24%
Fair value of Ordinary Shares on grant date	$0.31 - $1.33	$1.05 - $3.29

The summary of activity under the plans as of December 31, 2022, and change during the year ended December 31, 2022 is as follows:

Options	Shares	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2021 [1]	1,783,567	$4.96	$-	-	$830,250
Granted [2]	2,496,500	$1.00	$0.52	-	$-
Exercised	-	$-	$-	-	$-
Forfeited	(1,007,796)	$5.46	$2.56	-	$-
Expired	(383,147)	$6.37	$-	-	$-

Outstanding as of December 31, 2022	2,889,124	$1.14	$-	9.3	$7,750
Exercisable as of December 31, 2022	866,727	$1.46	$-	8.7	$7,750

1 Equity structure was adjusted for all periods presented using the exchange ratio, 1.3352, established in the Go-Public Merger Agreement with Mer Telemanagement Solutions Ltd. to reflect the number of shares of SharpLink, Inc. (the accounting acquiree) issued in the reverse acquisition.  See Note 3 in the consolidated financial statements accompanying this Annual Report on Form 10-K for a discussion of the MTS Merger.

Unamortized stock compensation expense of $1,009,269, and $2,375,624, as of December 31, 2022 and 2021 will be amortized through 2025 for 2,022,403 of unvested stock options as of December 31, 2022.

The summary of activity under the plans as of December 31, 2021, and change during the year ended December 31, 2021 is as follows:

Options	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2020	480,664	$0.94	-	$
Granted	1,337,000	$6.21	-	$-
Exercised	(25,917)	$0.94	-	$-
Forfeited	(8,180)	$2.04	-	$-

Outstanding as of December 31, 2021	1,783,567	$4.96	9.4	$830,250
Exercisable as of December 31, 2021	658,290	$3.78	9.3	$571,099

Note 13 – Revenue Recognition

During the year ended December 31, 2022, the Company combined its revenue into the following categories:

	Affiliate Marketing Services - U.S.	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Total
Software-as-a-service	$353,200	$-	$2,493,685	$-	$2,493,685
Fee revenue	-	-	-	951,196	951,196
Services and other	62,250	3,427,698	-	-	3,843,148
Total	$415,450	$3,427,698	$2,493,685	$951,196	$7,288,029

During the twelve months ended December 31, 2021, the Company combined its revenue into the following categories:

	Affiliate Marketing Services - U.S.	Affiliate Marketing Services -International	Sports Gaming Client Services	SportsHub Gaming Network	Total
Software-as-a-service	$211,528	$-	$2,424,229	$-	$2,625,737
Services and other	-	-	-	-	-
Total	$211,528	$-	$2,424,229	$-	$2,635,757

The Company’s license contracts contain promises to transfer multiple products to the customer. Judgment is required to determine whether each product is considered to be a distinct performance obligation that should be accounted for separately under the contract. We have elected to utilize the “Right to invoice” practical expedient under ASC 606 which allows us to recognize revenue for our performance under the contract for the value which we have provided to the customer during a period of time in our contract with them.

Determining whether licenses are distinct performance obligations that should be accounted for separately, or not distinct and thus accounted for together, requires significant judgment. In some arrangements, such as the Company’s license arrangements, the Company has concluded that the individual licenses are distinct from each other. In others, like the Company’s SaaS arrangements, the software development and final product are not distinct from each other because they are highly integrated and therefore the Company has concluded that these promised goods are a single, combined performance obligation.

 The Company is required to estimate the total consideration expected to be received from contracts with customers. In certain circumstances, the consideration expected to be received is fixed based on the specific terms of the contract or based on the Company’s expectations of the term of the contract. Generally, the Company has not experienced significant returns from or refunds to customers. These estimates require significant judgment and the change in these estimates could have an effect on its results of operations during the periods involved.

The Company follows a five-step model to assess each sale to a customer; identify the legally binding contract, identify the performance obligations, determine the transaction price, allocate the transaction price, and determine whether revenue will be recognized at a point in time or over time. Revenue recognized point in time and over time is presented by period below:

For the year ended December 31, 2022:

	Affiliate Marketing Services - U.S.	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Total
Point in time	$62,250	$3,427,698	$-	$808,418	$4,298,366
Over time	353,200	-	2,493,685	142,778	2,989,663
Total	$415,450	$3,427,698	$2,493,685	$951,196	$7,288,029

For the year ended December 31, 2021:

	Affiliate Marketing Services - U.S.	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Total
Over time	211,528	-	2,424,229	-	$2,635,757
Total	$211,528	$-	$2,424,229	$-	$2,635,757

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in contract advanced billings on the Company’s consolidated balance sheet. The Company has an enforceable right to payment upon invoicing and records contract liabilities when revenue is recognized subsequent to invoicing. The Company recognized unbilled revenue when revenue is recognized prior to invoicing.

The Company recognized contract assets related to direct costs incurred to fulfill the contracts. These costs are primarily labor costs associated with the development of the software. The Company defers these costs and amortizes them into cost of revenues over the period revenues are recognized.

The activity in the contract assets for the years ending December 31, 2022 and 2021 are as follows:

Amount
Balance as of December 31, 2021	$147,913
Labor costs expensed	(483,524)
Labor costs deferred	554,727
Balance as of December 31, 2022	$219,116

The Company’s assets and liabilities related to its contracts with customers were as follows:

Schedule of contract assets and liabilities
	2022	2021

Accounts receivable	$776,530	$793,795
Unbilled revenue (reported in accounts receivable)	47,000	162,760
Contract assets	219,116	147,913
Contract liabilities	(2,166,451)	(308,058)

The activity in the contract liabilities for the years ending December 31, 2022 and 2021 are as follows:

Amount
Balance as of December 31, 2021	$(308,058)
SportsHub acquired balance	(3,574,285)
Revenue recognized or reclassified	2,846,755
Deferred revenue	(1,130,863)
Balance as of December 31, 2022	$(2,166,451)

All contract liabilities at December 31, 2022 and 2021 were recognized as revenue or expected to be recognized within the next fiscal year. All other activity in contract liabilities is due to the timing of invoice in relation to the timing of revenue as described above.

Contracted but unsatisfied performance obligations were approximately $850,000 and 3,246,000 as of December 31, 2022 and 2021, respectively, of which the Company expects to recognize the entire amount in revenue over the next year.

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

The Company had two customers that accounted for approximately 45% of revenue in 2022. There was $572,621 due from these customers at December 31, 2022.

The Company had four customers that accounted for approximately 49% of revenue in 2021. There was $456,460 due from these customers at December 31, 2021.

Note 14 – Segment Information

The Company has four operating segments: Affiliate Marketing Services – United States, Affiliate Marketing Services – International, Sports Gaming Client Services and SportsHub Games Network. Each operating segment is also a reportable segment. The Enterprise Telecom Expense Management ("Enterprise TEM”) business unit is reflected in discontinued operations (see Note 16). The Enterprise TEM and Affiliate Marketing Services – International segments are a result of the MTS Merger and FourCubed Acquisition, respectively, in 2021. The Enterprise TEM segment will not be presented going forward due to its sale on December 31, 2022.

The Affiliate Marketing Services – United States segment operates a performance marketing platform which owns and operates state-specific web domains designed to attract, acquire and drive local sports betting and casino traffic directly to the Company’s sportsbook and casino partners which are licensed to operate in each respective state. The Company earns a commission from sportsbooks and casino operators on new depositors directed to them via our proprietary D2P websites in America.   In addition, this segment provides sports betting data (e.g., betting lines) to sports media publishers in exchange for a fixed fee.

The Affiliate Marketing Services – International segment is an iGaming and affiliate marketing network, focused on delivering quality traffic and player acquisitions, retention and conversions to global iGaming operator partners worldwide in exchange for a commission (cost per acquisition or portion of net gaming revenues) paid to the Company by the partners for the new players referred to them.

The Sports Gaming Client Services segment provides its clients with development, hosting, operations, maintenance, and service of free-to-play games and contests. These relationships can be either software-as-service ("SaaS”) arrangements that are hosted by SharpLink and accessed through its clients’ websites or other electronic media; or software licenses that allow the client to take the software on premise.

The SportsHub Games Network segment owns and operates a variety of real-money fantasy sports and sports simulation games and mobile apps on its platform; and is licensed or authorized to operate in every state in the United States where fantasy sports play is legal and in which SportsHub has elected to operate based on the financial viability of operating there.

The Enterprise TEM segment is a global provider of solutions for telecommunications expense management, enterprise mobility management, call usage and accounting software. The segment’s TEM solutions allow enterprises and organizations to make smarter choices with their telecommunications spending at each stage of the service lifecycle, including allocation of cost, proactive budget control, fraud detection, processing of payments and spending forecasting.  The Enterprise TEM segment is reflected as discontinued operations in 2022 and 2021 and was sold in December 2022. (See Note 16.)

Any intercompany revenues or expenses are eliminated in consolidation. All of the Company’s operating revenues and expenses, other than those excluded from Adjusted EBITDA as detailed below, are allocated to the Company’s reportable segments. The Company defines and calculates Adjusted EBITDA as net loss before the impact of interest income or expense, income tax provision, and depreciation and amortization, and further adjusted for stock compensation expense, transaction expenses, commitment fee expense and impairment expense, as described in the reconciliation below.

A measure of segment assets and liabilities has not been currently provided to the Company’s chief operating decision maker and is therefore not presented below.

Summarized financial information for the Company’s reportable segments as of and for the years ended December 31, 2022 and 2021 is shown below:

2022
	Affiliate Marketing Services - United States	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Enterprise TEM	Total

Revenue	$415,450	$3,427,698	$2,493,685	$951,196	$-	$7,288,029
Cost of revenues	141,736	2,127,555	3,119,178	765,965	-	6,154,434
Income (loss) from operations	(9,471,593)	(5,026,352)	(1,027,484)	48,912	-	(15,476,517)
Income from discontinued operations	-	-	-	-	70,024	70,024
Net income (loss)	$(9,183,309)	$(5,135,517)	$(1,027,484)	$42,908	$70,024	$(15,303,402)

2021
	Affiliate Marketing Services - United States	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Enterprise TEM	Total

Revenue	$211,528	$-	$2,424,229	$-	$-	$2,635,757
Cost of revenues	64,070	-	2,871,049	-	-	2,935,191
Income (loss) from operations	(32,773,402)	-	(696,428)	-	-	(33,469,830)
Loss from discontinued operations	-	-	-	-	(22,174,305)	(22,174,305)
Net income (loss)	$(32,774,152)	$-	$(696,427)	$-	$(22,174,305)	$(55,644,135)

Summarized revenues by country in which the Company operated for the years ended December 31, 2022 and 2021 is shown below:

December 31, 2022	Affiliate Marketing Services - United States	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Enterprise TEM	Total

United States	$415,450	$-	$2,493,685	$951,196	$-	$3,860,331
Rest of World	-	3,427,698	-	-	-	3,427,698
Revenues	$415,450	$3,427,698	$2,493,685	$951,196	$-	$7,288,029

December 31, 2021

United States	$211,528	$-	$2,424,229	$-	$-	$2,635,757
Rest of World	-	-	-	-	-	-
Revenues	$211,528	$-	$2,424,229	$-	$-	$2,635,757

The Company does not have material tangible long-lived assets in foreign jurisdictions.

The Company’s Affiliate Marketing Services International and Sports Gaming Client Services segment derives a significant portion of its revenues from several large customers. The table below presents the percentage of consolidated revenues derived from the two segments:

Schedule of consolidated revenues
	2022		2021

Customer A	35%		15%
Customer B	10%		10%
Customer C	*	%	10%
Customer D	*	%	14%

*	Revenue from customer was less than 10% for the years ended December 31, 2022 and 2021.

Note 15 – Income Taxes

Deferred tax assets and liabilities from continuing operations as of December 31, 2022 and 2021 consist of the following:

Schedule of Deferred tax assets and liabilities
	2022	2021
Deferred tax assets
Net operating losses	$4,891,195	$8,927,213
Research and development tax credit	95,597	30,429
Nonqualified stock options	100,373	334,519
Equipment	8,885	1,256
Goodwill	285,511	14,088
Bad debts	—	120,608
Intangible Assets	713,206	—
Accrued expenses and other	117,511	425,327
Business interest expense	—	—

Gross deferred tax assets	6,212,278	9,853,440
Valuation allowance	(6,218,484)	(9,728,975)
Net deferred tax assets	$(6,206)	$124,465

Deferred tax liabilities
Intangible assets	—	(130,046)
Goodwill	—	—

Deferred tax liabilities	—	(130,046)

Net deferred tax liability	$(6,206)	$(5,558)

As of December 31, 2022, the Company maintained a valuation allowance against certain deferred tax assets to reduce the total to an amount management believed was appropriate. Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

As of December 31, 2022, the Company has a federal tax net operating loss carryforward of $21,500,845, which will be available to offset future taxable income indefinitely. The Company has net operating loss carryforwards in various states. The net tax effected value of those state net operating loss carryforwards is $376,018. The state net operating loss carryforwards will begin to expire in 2035 and are available to offset future taxable income or reduce taxes payable through 2040. The Company also has net operating loss carryforwards in foreign jurisdictions of approximately $30,000,000. For the Enterprise TEM division that is classified in discontinued operations (see Note 16), the net operating losses carryforwards have been discontinued due to the sale of MTS on December 31, 2022.

The foreign net operating losses related to operations in Israel and Hong Kong that can be carried forward indefinitely. The Company has US federal and state research and development tax credits of $95,597 as of December 31, 2022, that will be available to offset future tax liabilities. Research and development tax credits will begin to expire in 2029. A company’s ability to utilize a portion of its net operating loss carryforwards to offset future taxable income may be subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company. The Company has not completed a formal Section 382 analysis. In addition, future changes in ownership as defined in Section 382 of the Internal Revenue Code could put limitations on the availability of the net operating loss carryforwards. The Company has deferred assets of $6,683 related to discontinued operations.

The provision for (benefit from) income taxes charged to income for the years ended December 31, 2022 and 2021 consist of the following:

Schedule of income tax expenses benefits
	2022	2021

US current tax expense	$10,718	$2,999
Foreign current tax expense	—	—
US deferred tax expense (benefit)	648	1,172

Provision for income tax expenses (benefit)	$11,366	$4,171

A reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows:

Schedule of Effective tax rate
	2022		2021

Income tax benefit at federal statutory rate	$(3,288,865)	21.0%	$(11,678,252)	21.0%
State and local income taxes net of federal tax benefit	(83,610)	0.5%	(267,103)	0.5%
Rate differentials	--	0.0%	(4,020)	0.0%
Meals and entertainment, non-deductible expenses and tax-exempt income	(44,073)	-0.1%	72,503	-0.1%
Incentive stock option expense	61,851	-0.1%	59,055	-0.1%
Nondeductible goodwill impairment	167,130	-8.2%	4,551,259	-8.2%
Nondeductible commitment fee	—	-8.8%	4,893,253	-8.8%
PPP loan forgiveness income	—	0.0%	—	0.0%
NQO Cancellations	680,002	0.0%	—	0.0%
Financial Statement True Up	(5,919)	0.0%	—	0.0%
Change in provision for uncertain tax positions	--	0.0%	1,177	0.0%
Change in valuation allowance	2,524,850	-4.3%	2,376,299	-4.3%

Provision for income tax expenses (benefit)	$11,366	0.0%	$4,171	0.0%

The Company has not provided any additional U.S. federal or state income taxes or foreign withholding taxes on the undistributed foreign earnings or basis differences as such differences have been considered indefinitely reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

The Company files income tax returns in the U.S. federal jurisdiction, Minnesota, and various other states. The Company is not subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2018. The Company also files in Israel, Hong Kong and other foreign jurisdictions. The Company is not subject to audit in periods prior to 2018 in Israel and 2016, in Hong Kong The other foreign jurisdictions have various tax examination periods. It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on the Company’s assessment of many factors, including past experience and complex judgements about future events, the Company does not currently anticipate significant changes in its uncertain tax positions over the next 12 months.

The following presents the change in accrued uncertain tax positions:

Schedule of accrued uncertain tax positions
Beginning balance, December 31, 2021	$131,100
Uncertain tax position additions	0
Removal for amount related to discontinued operations	(131,100)
Ending balance, December 31, 2022	$0

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as additional income tax expense. During the years ended December 31, 2022 and 2021, the Company did not recognize material income tax expense related to interest and penalties. The Company’s uncertain tax position balance from continuing operations was $0 at December 31, 2022. The balance from the prior year relates to the MTS discontinued operations and will not be reported in continuing operations.

Note 16 – Discontinued Operation

In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major impact on an entity’s operations and financial results when the components of an entity meets the criteria in ASC paragraph 205-20-45-10. In the period in which the component meets the held for sale or discontinued operations criteria the major assets, other assets, current liabilities and non-current liabilities shall be reported as a component of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the income (loss) of continuing operations.

In June 2022, the Company’s Board of Directors approved management to enter into negotiations to sell MTS. The Company negotiated a Share and Asset Purchase Agreement with the transaction completed on December 31, 2022. The majority of the assets of the primary reporting unit within MTS were sold. The assets and liabilities remaining post transaction are in the process of winding down subsequent to the year ended December 31, 2022. Accordingly, the assets and liabilities of the MTS business are separately reported as assets and liabilities from discontinued operations as of December 31, 2022 and December 31, 2021. The results of operations and cash flows of MTS for all periods are separately reported as discontinued operations.

The Company’s Enterprise TEM operating segment entered into contracts with customers to license the rights to use its software products and to provide maintenance, hosting and managed services, support and training to customers. Certain software licenses require customization. The Company sells its products directly to end-users and indirectly through resellers and operating equipment managers, who are considered end users. In June 2022, the Company’s Board of Directors approved management to enter into negotiations to sell MTS. The Company negotiated a Share and Asset Purchase Agreement with the transaction completed on December 31, 2022.

The Enterprise TEM operating segment’s performance obligations are satisfied either overtime (managed services and maintenance) or at a point in time (software licenses). Professional services rendered after implementation are recognized as performed. Software license revenue is recognized when the customer has access to the license and the right to use and benefit from the license. Many of the Enterprise TEM operating segment’s agreements include software license bundled with maintenance and supports. The Company allocates the transaction price for each contract to each performance obligation identified in the contract based on the relative standalone selling price (SSP). The Company determines SSP for the purposes of allocating the transaction price to each performance obligation by considering several external and internal factors including, but not limited to, transactions where the specific element sold separately, historical actual pricing practices in accordance with ASC 606, Revenues from Contracts with Customers. The determination of SSP requires the exercise of judgement. For maintenance and support, the Company determines the SSP based on the price at which the Company sells a renewal contract.

In accordance with the approval by the Company’s Board of Directors to sell MTS, management undertook an impairment assessment of MTS’ intangible assets and goodwill. Management concluded that the intangible assets of customer relationships and developed technology and its goodwill were impaired and recorded an impairment charge of $1,224,671  in the results for the twelve months ended December 31, 2022, as adjusted post-sale transaction.  The impairment charge was determined based on an assessment of the realization of assets, the ultimate disposition of liabilities and the related carrying value of assets. The impairment charge has been included in the Income from Discontinued Operations, net of tax line item in the consolidated statement operations for the year ended December 31, 2022.

A reconciliation of the major classes of line items constituting the loss from discontinued operations, net of income taxes as presented in the consolidated statements of operations for the twelve months ended December 31, 2022 and 2021 is summarized in the table below.

	2022	2021
Revenues	$3,734,000	$1,515,848
Cost of Revenues	1,900,000	933,986
Gross Profit	1,834,000	581,862

Operating Expenses
Selling, general, and administrative expenses	1,515,000	1,032,042
Goodwill and intangible asset impairment expenses	1,224,000	21,722,213

Total operating expenses	2,739,000	22,754,255

Operating Loss from Discontinued Operations	(905,000)	(22,172,393)

Other Income and Expense
Interest income	6,000	-
Gain on disposal of subsidiary	997,000	-
Total other income and expense	1,003,000	-

Net Income Before Income Taxes from discontinued operations	98,000	(22,172,393)
Provision for income tax expenses for discontinued operations	27,976	1,912
Net Income (Loss)	$70,024	$(22,174,305)

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the Company classified as discontinued operations as of December 31, 2022 and December 31, 2021.  Included in total assets as of December 31, 2022 and 2021 is a deferred tax asset of $6,683 and $7,474, respectively, each of which had a full valuation allowance, for a net effect of zero.

Carrying amounts of major classes of assets included as part of discontinued operations:
	December 31, 2022	December 31, 2021
Current Assets
Cash	$648,000	$690,181
Restricted cash	-	1,025,029
Accounts receivable, net of allowance	191,000	137,405
Prepaid expenses and other current assets	187,000	248,594
Equipment, net	5,000
Other assets	279,000
Total current assets	$1,310,000	$2,101,209
Non-current assets
Equipment, net	-	$16,505
Other assets	-	283,632
Intangibles and goodwill	-	1,287,921
Total non-current assets	$-	$1,588,058

Carrying amounts of major classes of liability included as part of discontinued operations
	December 31, 2022	December 31, 2021
Current liabilities
Accrued expenses	$374,879	$1,902,477
Contract liabilities	2,000	896,933
Other current liabilities	838,274	534,323
Total current liabilities	$1,215,153	$3,333,733

Non-current liabilities
Other long-term liabilities	-	365,977
Total liabilities	$1,215,213	$3,699,710

Total assets and liabilities of discontinued operations are presented as current assets from discontinued operations and current liabilities from discontinued operations as of December 31, 2022 on the consolidated balance sheets. Included in the consolidated statement of cash flows for the years ended December 31, 2022 and 2021 were the following, respectively: net cash generated by (used for) operating activities – discontinued operations of $533,133 and ($215,879), net cash generated by (used for) investing activities – discontinued operations of ($10,423) and $1,932,000, net cash generated by financing activities, zero and zero, respectively.

Note 17 – Loss Per Share

The calculation of loss per share and weighted-average shares of the Company’s ordinary shares outstanding for the periods presented are as follows:

	December 31, 2022	December 31, 2021
Net loss from continuing operations	$(15,303,402)	$(33,469,830)
Less: discount accretion on series A preferred stock	—	(373,560)
Less: dividend accretion on series A preferred stock	—	(91,192)
Less: dividends on series B preferred stock	(8,862)	(315,632)
Net loss from continuing operations available to ordinary shareholders	(15,312,264)	(34,250,214)

Net income (loss) from discontinued operations, net of tax, available to ordinary shareholders	70,024	(22,174,305)
Net loss available to ordinary shareholders	$(15,242,240)	$(56,424,519)

Basic and diluted weighted-average shares outstanding	24,879,602	14,300,311

Basic and diluted:
Net loss from continuing operations per share	$(0.62)	$(2.40)
Net income (loss) from discontinued operations per share	—	(1.54)
Net loss per share	$(0.62)	$(3.94)

The MTS Merger was accounted for as a reverse acquisition. In accordance with ASC 805, Business Combinations, the equity structure in the consolidated financial statements following a reverse acquisition reflects the equity structure of the legal acquirer (MTS), including the equity interests issued by the legal acquirer to effect the business combination. For periods prior to the MTS Merger date, the weighted-average number of ordinary shares outstanding represents the legal acquiree’s (SharpLink, Inc.) historical weighted-average number of ordinary shares multiplied by the exchange ratio calculated pursuant to the MTS Merger Agreement of 1.3352.

The redeemable convertible preferred stock is a participating security, whereby if a dividend is declared to the holders of ordinary shares, the holders of preferred stock would participate to the same extent as if they had converted the preferred stock to ordinary shares.

For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding:

Schedule of computation of diluted shares outstanding
	2022	2021
Stock options	2,889,124	1,783,567
Series A-1 preferred stock	66,303	54,737
Series B preferred stock	124,810	124,810
Earnout	—	587,747
MTS warrants	83,334	83,334
Prefunded warrants	1,253,592	1,253,592
Regular warrants	2,666,667	2,666,667
Total	7,083,830	6,554,454

Note 18 – Related Party Transactions

Through December 21, 2022, SportsHub Games Network (“Affiliate”) owned approximately 40% of the outstanding ordinary shares of the Company. The Affiliate has historically paid direct expenses incurred by the Company’s subsidiary, STI, which includes salaries and related expenses for the employees of STI. The Affiliate collects cash on behalf of the STI’s revenue generating activities. The excess of revenue collected by the Affiliate over the expenses paid by the Affiliate is recorded as a distribution to the Affiliate. Distribution per share has been excluded from disclosure within the consolidated statement of shareholders’ equity as only the Affiliate received the distribution. The Company has generated a payable to the Affiliate for expenses paid on behalf of STI in excess of cash collected by the Affiliate on behalf of STI’s revenue generating activities, which is recorded in Due to Affiliate in the consolidated balance sheet.

Alpha Capital Anstalt ("Alpha”) is an investor in the Company, which owns ordinary shares, Series A-1 preferred stock, Series B preferred stock, regular warrants and prefunded warrants. Alpha has a voting interest in the Company of less than 10%, but has an ownership interest in the Company that exceeds 10%. The Company has entered into financing arrangements with Alpha, as disclosed in Notes 9 and 10 to the consolidated financial statements. In February 2023, the Company entered into a convertible note financing arrangement with Alpha for $4.4 million. See Note 19.

The Company uses Hays Companies ("Hays”) as an insurance broker. Hays is considered a related party as an executive of Hays serves on the board of directors for the Company. The Company paid $1,198,710 and $728,986 for the years ending December 31, 2022 and 2021, respectively for insurance coverage brokered by Hays. The Company’s director earned no commissions for the placement of these policies.

The Company leases office space in Canton, Connecticut from CJEM, LLC (CJEM), which is owned by an executive of the Company. The Company paid rent expense of $38,400 in years ending December 31, 2022 and 2021.

Note 19 – Subsequent Events

On January 20, 2023, the Company held an Extraordinary General Meeting of Shareholders and approved a reverse share split of the Company’s ordinary shares, par value NIS 0.06 per share, by a ratio of up to and including 20:1, to be effective at the ratio and on a date to be determined by the Company’s Board of Directors; and amendments to the Company’s Amended and Restated Articles and Memorandum of Association to effect such reverse share split. As of the date of this Annual Report on Form 10-K, the Company’s Board of Directors has not effected a reverse stock split.

On February 13, 2023, SharpLink, Inc. (the “Borrower”),  a Minnesota corporation and wholly owned subsidiary of the Company, entered into a Revolving Credit Agreement (the "2023 Revolving Credit Agreement”) with Platinum Bank, a Minnesota banking corporation (the "Lender”) and executed a revolving promissory note of $7,000,000 (the "2023 Revolving Note”).

The 2023 Revolving Credit Agreement provides for a two-year revolving line of credit (the "2023 Credit Line”) in the original principal amount of $7,000,000. The annual rate of interest to accrue on the outstanding principal balance of the 2023 Credit Line shall be annum interest rate equal to the prime rate plus 50 basis points, with such rate to be adjusted on and effective as of the same day the prime rate changes. The Borrower is subject to normal and customary representations and covenants, including the delivery of audited annual financial statements within 120 days of its fiscal year end.

As previously disclosed, on December 22, 2022, the Company consummated a transaction with SHGN Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company, and SportsHub Games Network, Inc., a Delaware corporation. As a result, SportsHub Games Network, Inc. merged with and into SHGN Acquisition Corp., with SHGN Acquisition Corp. remaining as the surviving corporation and wholly owned subsidiary of the Company. After the merger, SHGN Acquisition Corp. (“New Borrower”) entered the following agreements with the Lender to assume the loans of SportsHub Games Network, Inc. (“Existing Borrower”).

F-48

•

On February 13, 2023, the New Borrower as successor by merger to Existing Borrower, LeagueSafe Management, LLC, a Minnesota limited liability company ("LeagueSafe”), Virtual Fantasy Games Acquisition, LLC, a Minnesota limited liability company ("Virtual Fantasy,” and together with LeagueSafe, collectively, the "Guarantors”) entered into a consent, assumption and second amendment agreement with the Lender. LeagueSafe and Virtual Fantasy were the Existing Borrower’s subsidiaries, and as a result of the merger, became the New Borrower’s subsidiaries.

•

On February 13, 2023, the New Borrower also executed an amended and restated term promissory note payable to the Lender in the principal amount of $1,267,199, which amended and restated the term promissory note dated as of June 9, 2020, executed by the Existing Borrower and payable to the Lender in the original principal amount of $2,000,000.

•	On February 13, 2023, the New Borrower, LeagueSafe and Virtual Fantasy (together with LeagueSafe, the "Pledgors”) entered into a consent, assumption and third amendment agreement with the Lender.

•

On February 13, 2023, the New Borrower also executed an amended and restated revolving promissory note payable to the Lender in the principal amount of $5,000,000, which amended and restated the term promissory note dated as of June 9, 2020, executed by the Existing Borrower and payable to the Lender in the original principal amount of $5,000,000.

On February 15, 2023, the Company also issued to Alpha the Warrant to purchase 8,800,000 ordinary shares of the Company at an initial exercise price of $0.875. The Warrant is exercisable in whole or in part, at any time on or after February 15, 2023 and before February 15, 2028. The Exercise Price of the Warrant is subject to an initial reset immediately prior to the Company’s filing of a proxy statement that includes the Shareholder Approval Proposal to the lower of $0.875 and the average of the five Nasdaq Official Closing Prices immediately preceding such date the. The Warrant includes a beneficial ownership blocker of 9.99%. The Warrant provides for adjustments to the Exercise Price, in connection with stock dividends and splits, subsequent equity sales and rights offerings, pro rata distributions, and certain fundamental transactions. In the event the Company, at any time while the Warrants are still outstanding, issues or grants any right to re- price, ordinary shares or any type of securities giving rights to obtain ordinary shares at a price below Exercise Price, Alpha shall be extended full-ratchet anti-dilution protection on the Warrants (reduction in price, only, no increase in number of Warrant Shares, and subject to customary Exempt Transaction issuances), and such reset shall not be limited by the Floor Price.

On March 10, 2023, Silicon Valley Bank (“SVB”) was placed into the hands of receivers at the FDIC. On this date, SharpLink had approximately $336,000 USDs held in SVB. The FDIC has insured depositors up to $250,000 held in their account. Since that date, SVB has announced they have been acquired and have resumed most normal operations. As of April 3, 2023, we had approximately $140,000 held in SVB.

