Form 10-Q
period 2023-03-31
SharpLink Gaming Ltd.
filed 2023-05-16
CIK 1025561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 000-28950

SHARPLINK GAMING LTD.

(Exact name of registrant as specified in its charter)

Israel	98-1657258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Washington Avenue North, Suite 104, Minneapolis, Minnesota	55401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (347) 913-3316

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary Shares	SBET	The Nasdaq Capital Market

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

As of May 12, 2023, there were 2,688,541 Ordinary Shares, nominal value NIS 0.60 per share, issued and outstanding.

SHARPLINK GAMING LTD.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHARPLINK GAMING LTD.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Current Assets
Cash	$28,830,217	$39,324,529
Restricted cash	10,973,259	11,132,957
Accounts receivable, net of allowance for credit losses of $0 and $0, respectively	1,375,440	776,530
Unbilled receivables	507,091	47,000
Contract assets	227,312	219,116
Deferred Prize Expense	5,295,835	356,158
Prepaid expenses and other current assets	1,138,827	744,275
Current assets from discontinued operations	550,000	1,310,000
Total current assets	48,897,981	53,910,565

Investment, cost	200,000	200,000
Equipment, net	52,022	60,218
Right-of-use asset - operating lease	210,224	230,680
Intangibles
Intangible assets, net	3,783,204	3,727,933
Goodwill	6,916,095	6,916,095
Total assets	$60,059,526	$65,045,491

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$1,884,865	$2,125,707
Contract liabilities	7,729,639	2,166,451
Prize liability	6,219,199	6,061,434
Customer deposits	30,351,091	42,171,589
Line of credit	4,613,151	4,120,651
Current portion of long-term debt	1,030,802	1,018,918
Current portion of convertible debt, net of discount of $128,104 and $0, respectively, warrant discount of $1,125,303 and $0, respectively	3,146,593	-
Current portion of lease liability	31,538	31,070
Current liabilities from discontinued operations	685,500	1,215,213
Total current liabilities	55,692,378	58,911,033

Long-Term Liabilities
Deferred tax liability	18,476	6,206
Debt, less current portion	2,671,162	2,931,698
Lease liability, less current portion	188,476	210,037
Total liabilities	58,570,492	62,058,974

Commitments and Contingencies
Stockholders’ Equity

Ordinary shares, $0.20 par value; authorized shares 9,290,000 issued and outstanding shares: 2,688,541	537,731	537,731
Series A-1 preferred stock, $0.20 par value; authorized shares: 260,000; issued and outstanding shares: 6,880 and 6,630, respectively; liquidation preference: $149,258 and $138,414, respectively	1,376	1,326
Series B preferred stock, $0.20 par value; authorized shares: 370,000; issued and outstanding shares: 12,481 liquidation preference: $596,193 and $595,245, respectively	2,496	2,496
Treasury stock, nine ordinary shares at cost	(29,000)	(29,000)
Additional paid-in capital	77,365,818	76,039,604
Accumulated deficit	(76,389,387)	(73,565,641)
Total stockholders’ equity	1,489,034	2,986,517
Total liabilities and stockholders’ equity	$60,059,526	$65,045,491

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK GAMING LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended,
	March 31, 2023	March 31, 2022

Revenues	$3,390,391	$1,896,335
Cost of revenues	2,046,750	1,268,902
Gross profit	1,343,641	627,433

Operating expenses
Selling, general, and administrative expenses	3,671,417	2,829,892
Goodwill and intangible asset impairment expenses	-	4,726,000
Total operating expenses	3,671,417	7,555,892
Operating loss	(2,327,776)	(6,928,459)

Other income and expense
Interest income	272,421	12,314
Interest expense	(337,421)	(20,384)
Change in fair value of convertible debenture	(255,229)	-
Total other income and expense	(320,229)	(8,070)

Net loss before income taxes	(2,648,005)	(6,936,529)
Provision for income tax expenses	30,741	-
Net loss from continuing operations	(2,678,746)	(6,936,529)
Net loss from discontinued operations, net of tax	(145,000)	(108,000)

Net loss	$(2,823,746)	$(7,044,529)

Numerator for basic and diluted net loss per share:
Net loss from continuing operations available to ordinary shareholders	$(2,679,695)	$(6,940,124)
Net loss from discontinued operations available to ordinary shareholders	(145,000)	(108,000)
	(2,824,695)	(7,048,124)

Denominator for basic and diluted net loss per share:
Weighted average shares outstanding	2,813,900	2,361,974

Net loss per share - Basic and diluted
Net loss from continuing operations per share	$(0.95)	$(2.94)
Net loss from discontinued operations per share	(0.05)	(0.05)
Net loss per share	$(1.00)	$(2.99)

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK GAMING LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	Ordinary shares		Series A-1 preferred stock		Series B preferred stock
							Additional			Total
							Paid-In	Treasury	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	stock	deficit	equity

Balance, December 31, 2021	2,236,615	$447,346	5,474	$1,094	12,481	$2,496	$72,101,783	$(2,900)	$(58,332,263)	$14,191,456

Net loss	-	-	-	-	-	-	-	-	(7,044,529)	(7,044,529)
Stock-based compensation expense	-	-	-	-	-	-	380,685	-	-	380,685
Dividends on Series B preferred stock in Series A-1 preferred stock	-	-	-	-	-	-	-	-	-	-
Balance, March 31, 2022	2,236,615	447,346	5,474	1,094	12,481	2,496	72,482,468	(2,900)	(65,376,792)	7,527,612

Balance, December 31, 2022	2,688,541	$537,731	6,630	$1,326	12,481	$2,496	$76,039,605	$(2,900)	$(73,565,641)	$2,986,517

Net loss	-	-	-	-	-	-	-	-	(2,823,746)	(2,823,746)
Stock-based compensation expense	-	-	-	-	-	-	152,034	-	-	152,034
Warrants issued in conjunction with convertible debenture	-	-	-	-	-	-	1,174,229	-	-	1,174,229
Dividends on Series B preferred stock in Series A-1 preferred stock	-	-	250	50	-	-	(50)	-	-	-
Balance, March 31, 2023	2,688,541	537,731	6,880	1,376	12,481	2,496	77,365,818	(2,900)	(76,389,387)	1,489,034

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK GAMING LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
Includes cash flow activities from both continuing and discontinued operations	2023	2022

Operating activities
Net loss from continuing operations	$(2,678,746)	$(6,936,529)
Net loss from discontinued operations, net of tax	$(145,000)	$(108,000)
Net loss	$(2,823,746)	$(7,044,529)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	194,051	304,331
Amortization of loan costs	1,961	-
Amortization of debt discount	65,592	-
Amortization of prepaid stock issued for services	43,000	-
Change in fair value of convertible debenture	255,229	-
Deferred tax expense	12,270	128,640
Stock-based compensation expense	152,034	380,685
Write-off of amounts related to acquisition of FourCubed	-	4,726,000
Changes in assets and liabilities
Accounts receivable	(598,910)	528,072
Unbilled receivable	(460,091)	(295,741)
Contract assets	(8,196)	(117,106)
Deferred Prize Expense	(4,939,677)	-
Prepaid expenses and other current assets	(438,189)	(52,670)
Accounts payable and accrued expenses	(240,842)	530,899
Contract liabilities	5,563,188	-
Customer deposits and other current liabilities	(11,662,731)	(557,038)

Net cash (used for) provided by operating activities - continuing operations	(14,885,057)	(1,468,457)
Net cash (used for) operating activities - discontinued operations	(82,713)	(823,919)
Net cash (used for) provided by operating activities	(14,967,770)	(2,292,376)

Investing activities
Capital expenditures for equipment	(1,833)	-
Capital expenditures for internally developed software	(239,294)	(33,516)

Net cash used for investing activities - continuing operations	(241,127)	(33,516)

Financing activities
Proceeds from convertible debenture	4,000,000	-
Proceeds from debt	-	2,532,345
Proceeds from line of credit	500,000	-
Repayments of debt	(250,613)	-
Payments of debt issue costs	(7,500)	-
Distributions from Parent	-	(63,614)

Net cash generated by financing activities - continuing operations	4,241,887	2,468,731

Net change in cash and restricted cash	(10,967,010)	142,839

Cash and restricted cash, beginning of year	50,457,486	6,065,461
Less cash from discontinued operations	(313,000)	(982,000)
Cash and restricted cash, end of year	39,803,476	$7,190,300

Reconciliation of Cash and Restricted Cash
Cash	$28,830,217	$7,190,300
Restricted cash	10,973,259	-
Total cash and restricted cash	$39,803,476	$7,190,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	109,165	-
Cash paid for taxes	19,916	-

Non-cash financing activities
Discount on convertible debenture and purchase warrant	1,574,229
Dividends on Series B preferred stock in Series A-1 preferred stock	949	3,595

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK GAMING LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Note 1 - Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by SharpLink Gaming Ltd. (the “Company,” “SharpLink,” “we,” or “our”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2023 and December 31, 2022, its results of operations and cash flows for the three months ended March 31, 2023 and 2022. The condensed consolidated balance sheet as of December 31, 2022, has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statement presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2022, which are included in SharpLink’s Annual Report on Form 10-K filed with the SEC on April 5, 2023.

Nature of Business

SharpLink Gaming Ltd. (the “Company” or “SharpLink,” formerly Mer Telemanagement Services or “MTS”), is an Israeli-based corporation. SharpLink is a leading online technology company that connects sports fans, leagues and sports websites to relevant and timely sports betting and iGaming content. SharpLink uses proprietary, intelligent, online conversion technology and direct-to-player (“D2P”) performance marketing strategies to convert sports fans into sports bettors and online casino game players for licensed, online sportsbook and casino operators. Further, SharpLink, through its SportsHub Gaming Network (“SportsHub”) reporting unit, owns and operates an online gaming business that primarily facilitates daily and seasonal peer-to-peer fantasy contests for its end users. The Company also operates a website that provides a variety of services to private fantasy league commissioners, including secure online payment options, transparent tracking and reporting of transactions, payment reminders, in-season security of league funds, and facilitation of prize payouts. SportsHub was acquired by the Company on December 22, 2022.

On July 26, 2021, SharpLink, Inc. completed its merger with Mer Telemanagement Solutions Ltd. (the “MTS Merger”), which changed its name to SharpLink Gaming Ltd. and commenced trading on NASDAQ under the ticker symbol “SBET.” As a result of the MTS Merger, SharpLink, Inc. shareholders owned 86% of the Company, on a fully diluted and as-converted basis, which represented a majority of the voting shares. Additionally, immediately following the closing of the MTS Merger, legacy MTS directors and officers agreed to resign, pursuant to an Agreement and Plan of Merger, dated as of July 26, 2021 (“MTS Merger Agreement”). SharpLink, Inc.’s executives became officers of the Company and new members were appointed to the board of directors. The MTS Merger represented a reverse acquisition in which SharpLink, Inc. was the accounting acquirer and legacy MTS was the accounting acquiree. The Company applied the acquisition method of accounting to the identifiable assets and liabilities of legacy MTS, which were measured at estimated fair value as of the date of the business combination.

Reverse Stock Split

On April 23, 2023, the Company effected a one-for-ten (1:10) reverse share split of all the Company’s share capital and adopted amendments to its Memorandum of Association and Second Amended and Restated Articles of Association (“M&AA”) whereby the Company (i) decreased the number of issued and outstanding ordinary shares, nominal value NIS 0.60 per share, from 26,881,244 to 2,688,541; (ii) reduced the total number of the Company’s authorized shares under its M&AA from 92,900,000 ordinary shares, nominal value NIS 0.06 per share, to 9,290,000 ordinary shares, nominal value NIS 0.60 per share; and (ii) decreased by a ratio of one-for-ten (1:10) the number of retrospectively issued and outstanding ordinary shares. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retrospectively adjusted as of the earliest period presented in the financial statements to reflect the reverse stock split.

Reclassifications

Certain reclassifications were made to the unaudited condensed consolidated balance sheet for the period ended December 31, 2022 to conform to the March 31, 2023 method of presentation. These reclassifications had no effect on reported total current assets, total assets, total current liabilities, total liabilities or total stockholder’s equity.

Note 2 - Going Concern

In the pursuit of SharpLink’s long-term growth strategy and the development of its fan activation and conversion software and related businesses, the Company has sustained continued operating losses. During the three months ending March 31, 2023 and March 31, 2022, the Company had a net loss from continuing operations of $2,678,746 and $6,936,529, respectively; and cash used in operating activities of $14,885,057 and $1,468,457, respectively. To fund anticipated future planned losses from operations, on February 13, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with Alpha Capital Anstalt (“Alpha”), a current shareholder of the Company, on February 14, 2023, pursuant to which the Company issued to Alpha an 8% Interest Rate, 10% Original Issue Discount, Senior Convertible Debenture (the “Debenture”) in the aggregate principal amount of $4,400,000 for a purchase price of $4,000,000. In addition, on February 13, 2023, SharpLink, Inc., a Minnesota corporation and wholly owned subsidiary of the Company, entered into a Revolving Credit Agreement with Platinum Bank, a Minnesota banking corporation and executed a revolving promissory note of $7,000,000.

The Company is continually evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, equity financing, issuing, or restructuring debt, entering into other financing arrangements, and restructuring operations to grow revenues and decrease expenses. The Company may be unable to access further equity or debt financing when needed or obtain additional liquidity under acceptable terms, if at all. As such, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period.

The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Note 3 - New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU also simplify the guidance in ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The Company adopted ASU 2020-06 on January 1, 2023 and was applied to the Company’s accounting for its convertible debenture and warrants (see Note 8).

In June 2016 and subsequently amended in March 2022, the FASB issued ASC 326, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments (“ASC 326”), which replaces the existing incurred loss model with a current expected credit loss (“CECL”) model that requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company would be required to use a forward-looking CECL model for accounts receivables, guarantees and other financial instruments. The Company adopted ASC 326 on January 1, 2023 and ASC 326 did not have a material impact on its consolidated financial statements as the Company has not had any historical credit losses.

Note 4 - Additional Balance Sheet Information

Equipment, net

Equipment, net is presented net of accumulated depreciation in the amount of $110,761 and $83,194 as of March 31, 2023 and December 31, 2022, respectively.

Intangible assets, net

Intangible assets, net as of March 31, 2023 and December 31, 2022 consisted of the following:

	Weighted-average
	amortization period	Cost, Net of	Accumulated
	(years)	Impairment	Amortization	Net
Balance, March 31, 2023
Customer relationships	5 - 10	$2,643,000	$386,312	$2,256,688
Acquired technology	3 - 5	1,435,832	1,225,667	210,165
Tradenames	6	640,000	30,072	609,928
Internally developed software	5	774,791	316,282	458,509
Software in development	N/A	247,914	-	247,914
		$5,741,537	$1,958,333	$3,783,204

Balance, December 31, 2022
Customer relationships	5 – 10	$2,643,000	$280,636	$2,362,364
Acquired technology	3 - 5	1,437,050	1,201,739	235,311
Tradenames	6	640,000	3,405	636,595
Internally developed software	5	749,147	288,530	460,617
Software in development	N/A	33,046	-	33,046
		$5,502,243	$1,774,310	$3,727,933

Amortization expense on intangible assets was $184,024 and $298,444 for the three months ended March 31, 2023 and 2022, respectively.

Goodwill

Goodwill as of March 31, 2023 and December 31, 2022 consisted of the following:

	Sports Gaming Client Services	Sports Hub Gaming	Affiliate Marketing Services - International	Total
Balance as of December 31, 2022	$381,000	$4,919,928	$1,615,167	$6,916,095
Goodwill	-	-	-	-
Less: Impairment charges	-	-	-	-
Balance as of March 31, 2023	$381,000	$4,919,928	$1,615,167	$6,916,095

Cumulative goodwill impairment charges	$-	$-	$-	$-

Note 5 - Acquisitions

SportsHub Games Network, Inc. (“SportsHub”)

Description of the Transaction

On December 22, 2022, SharpLink, through its wholly owned subsidiary, SHGN Acquisition Corp (“Acquirer” or the “Merger Subsidiary) acquired all of the outstanding capital stock of SportsHub (the “SportsHub Acquisition”), via an Agreement and Plan of Merger, dated as of September 6, 2022 (the “SportsHub Merger Agreement”). In accordance with the terms of the SportsHub Merger Agreement between the Acquirer, SportsHub and an individual acting as the SportsHub stockholders’ representative (the “Stockholder Representative”):

●	SharpLink issued an aggregate of 431,926 ordinary shares to the equity holders of SportsHub, on a fully diluted basis. An additional aggregate of 40,586 ordinary shares are being held in escrow for SportsHub shareholders who have yet to provide the applicable documentation required in connection with the SportsHub Merger, as well as shares held in escrow for indemnifiable losses and for the reimbursement of expenses incurred by the Stockholder Representative in performing his duties pursuant to the SportsHub Merger Agreement.

●	SportsHub merged with and into the Merger Subsidiary, with the Merger Subsidiary remaining as the surviving corporation and wholly owned subsidiary of SharpLink.

●	SportsHub, which owned 889,380 ordinary shares of SharpLink prior to the merger, distributed those shares to its stockholders immediately prior to the consummation of the Merger. These shares were not part of the purchase consideration.

●	SharpLink assumed $5,387,850 of SportsHub’s debt as purchase consideration.

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

Determining the Acquisition Date

The Acquirer obtained control of SportsHub following the exchange of consideration on December 22, 2022. Thus, the closing date of December 22, 2022 was the acquisition date.

Purchase Price

The purchase price is based on SharpLink’s closing share price of $2.90 on December 22, 2022 and 472,513 of ordinary shares as well as the fair value of Seller’s term loan of $1,267,199 and line of credit of $4,120,651. The following table represents the purchase consideration paid in the SportsHub Acquisition:

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

As of March 31, 2023, the calculation and allocation of the purchase price to tangible and intangible assets and liabilities is preliminary, as the Company is still in the process of accumulating all of the required information to finalize the opening balance sheet and calculations of intangible assets.

Transaction Costs

SharpLink’s transaction costs incurred in connection with the SportsHub Acquisition were $83,866 for the year ended December 31, 2022. These costs were primarily comprised of professional fees, recorded in selling, general and administrative expenses in the consolidated statement of operations. The transaction costs are not expected to be deductible for tax purposes.

Unaudited Pro Forma Information

The following unaudited supplemental pro forma financial information presents the financial results for the three months ended March 31, 2022 as if the SportsHub Acquisition had occurred on January 1, 2022. The pro forma financial information includes, where applicable, adjustments for: (i) additional amortization expense of $36,667 would have been recognized related to the acquired intangible assets in 2022 and (ii) transaction costs and other one-time non-recurring costs which reduced expenses by $83,866 in 2022.

The pro forma financial information excludes adjustments for estimated cost synergies or other effects of the integration of SportsHub:

March 31, 2022

Revenues	$2,853,636

Loss from continuing operations	(7,397,148)
Less: dividends accrued on series B preferred stock	(3,595)
Net loss from continuing operations available to ordinary shareholders	(7,400,743)

Net income (loss) from discontinued operations, net of tax, available to ordinary shareholders	(108,000)
Net loss available to ordinary shareholders	(7,508,743)

Basic and diluted:
Net loss from continuing operations per share	$(3.18)
Net loss from discontinued operations per share	(0.05)
Net loss per share	$(3.23)

The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the SportsHub Acquisition been completed as of the date indicated or the results that may be obtained in the future.

Note 6 – Line of Credit

The Company, through the SportsHub Acquisition, has available a variable rate (8.75% as of March 31, 2023) bank line of credit for $5,000,000, expiring June 15, 2023. There was $4,613,151 outstanding as of March 31, 2023.

On February 13, 2023, the Company entered into a Revolving Credit Agreement with Platinum Bank (“Lender”) and executed a variable rate (8.50% as of March 31, 2023) revolving promissory note of $7,000,000, expiring January 26, 2025. As collateral, the Company granted a security interest in and to all of the Company’s right, title and interest in certain assets on account at Platinum Bank, together with all financial assets, security entitlements with respect to such financial assets, investment property, securities and other property, to secure the payment and performance of the revolving credit agreement. The Company incurred $7,500 in debt issuance costs to be amortized over the term of the revolving note. There were no borrowings under the line of credit as of March 31, 2023.

Note 7 - Debt

On January 31, 2022, FourCubed Acquisition Company, LLC (“FCAC”), a wholly owned subsidiary of the Company, entered into a $3,250,000 term loan agreement with Platinum Bank. The agreement bears annual interest at a rate of 4% and requires a fixed monthly payment of $59,854, consisting of principal and interest, through the term loan’s maturity, which is January 31, 2027. The Company capitalized $25,431 of loan initiation fees associated with the agreement which are presented net within debt on the consolidated balance sheet and amortized on a method which approximates the effective interest method to interest expense on the consolidated statement of operations.

For the three months ended March 31, 2023 and 2022, FCAC paid $179,561 and $119,707 in principal and interest, respectively. The remaining principal balance outstanding on the term loan is $2,549,710 as of March 31, 2023, of which $626,549 is due within the next year. In addition to customary non-financial covenants, the term loan requires FCAC to maintain a minimum quarterly debt service coverage ratio, defined as adjusted EBITDA divided by debt service (interest expense and mandatory debt principal repayment) of 1.20. The Company was in compliance with the debt service coverage ratio as of March 31, 2023.

Included in the SportsHub Acquisition was a $2,000,000 term loan agreement with a financial institution. The agreement bears annual interest at a rate of 5.50% percent and requires a fixed monthly payment of $38,202, consisting of principal and interest, through the term loan’s maturity, which is December 9, 2025. Included in the term loan liability is $29,975 of loan initiation fees associated with the agreement which are presented net within debt on the consolidated balance sheet and amortized on a method which approximates the effective interest method to interest expense on the consolidated statement of operations. For the three months ended March 31, 2023, SportsHub paid $97,644 and $16,962 in principal and interest. The remaining principal balance outstanding on the term loan is $1,169,629  as of March 31, 2023, of which $404,253 is due within the next year.

A summary of the debt agreements is noted below:

March 31, 2023

Note Payable – Bank, $2,000,000 principle, secured by assets of SportsHub	$1,169,629
Note Payable – Bank, $3,250,000 principle, secured by assets of FCAC	2,549,710
3,719,339
Less unamortized debt issuance costs	17,375
Less current portion	1,030,802
Long-term debt	$2,671,162

The outstanding amount of debt as of March 31, 2023, matures by year as follows:

Year	Amount
2023	768,231
2024	1,070,034
2025	1,118,514
2026	700,256
2027	62,304
3,719,339

The term loan contains a parent company guaranty, which states that the Company will enter into a guaranty agreement in favor of FCAC, pursuant to which the Company will guarantee the repayment of the loan, not later than 30 days following the Company’s anticipated redomicile to the United States.

Note 8 - Convertible Debenture and Warrant

Convertible Debenture, at Fair Value

The Company accounts for convertible debentures using an amortized cost model. The discount for warrants, the Original Issuance Discount (“OID”) and the initial allocation of fair value of compound derivatives reduce the initial carrying amount of the convertible notes. The carrying value is accreted to the stated principal amount at contractual maturity using the effective-interest method with a corresponding charge to interest expense. Debt discounts are presented on the consolidated balance sheets as a direct deduction from the carrying amount of that related debt.

The Company made an irrevocable election at the time of issuance of the Debenture to record the Debenture at its fair value (the “Fair Value Option”) with changes in fair value recorded through the Company’s consolidated statements of operations within other income (expense) at each reporting period. The Fair Value Option provides the Company a measurement basis election for financial instruments on an instrument-by-instrument basis.

On February 14, 2023, the Company entered into the SPA with Alpha, a current shareholder of the Company, pursuant to which the Company issued to Alpha, an 8% Interest Rate, 10% Original Issue Discount, Senior Convertible Debenture (the “Debenture”) in the aggregate principal amount of $4,400,000 for a purchase price of $4,000,000 on February 15, 2023.  The Debenture is convertible, at any time, and from time to time, at Alpha’s option, into ordinary shares of the Company (the “Conversion Shares”), at an initial conversion price equal to $7.00 per share, subject to adjustment as described below and in the Debenture (the “Conversion Price”). In addition, the Conversion Price of the Debenture was subject to an initial reset immediately prior to the Company’s filing of a registration statement covering the resale of the underlying shares to the lower of $7.00 and the average of the five Nasdaq Official Closing Prices immediately preceding such date (the “Reset Price”). The registration statement on Form S-1 (file No.: 333-271396) was filed on April 21, 2023, and as a result, the Reset Price is now $4.1772.

Commencing November 1, 2023 and continuing on the first day of each month thereafter until the earlier of (i) February 15, 2026 (the “Maturity Date”) and (ii) the full redemption of the Debenture (each such date, a “Monthly Redemption Date”), the Company will redeem $209,524 plus accrued but unpaid interest, and any amounts then owing under the Debenture (the “Monthly Redemption Amount”). The Monthly Redemption Amount will be paid in cash; provided, that the Company may elect to pay all or a portion of a Monthly Redemption Amount in ordinary shares of the Company, based on a conversion price equal to the lesser of (i) the then Conversion Price of the Debenture and (ii) 80% of the average of the VWAPs (as defined in the Debenture) for the five consecutive trading days ending on the trading day that is immediately prior to the applicable Monthly Redemption Date. The Company may also redeem some or all of the then outstanding principal amount of the Debenture at any time for cash in an amount equal to the then outstanding principal amount of the Debenture being redeemed plus accrued but unpaid interest, liquidated damages and any amounts then owing under the Debenture. These monthly redemption and optional redemptions are subject to the satisfaction of the Equity Conditions (as defined in the Debenture).

The Debenture initially accrues interest at the rate of 8% per annum for the first 12 months from the February 15, 2023, at the rate of 10% per annum for the ensuing 12 months, and thereafter until Maturity, at the rate of 12%, Interest may be paid in cash or ordinary shares of the Company or a combination thereof at the option of the Company; provided that interest may only be paid in shares if the Equity Conditions (as defined in the Debenture) have been satisfied, including Shareholder Approval. The Debenture includes a beneficial ownership blocker of 9.99%. The Debenture provides for adjustments to the Conversion Price in connection with stock dividends and splits, subsequent equity sales and rights offerings, pro rata distributions, and certain Fundamental Transactions. In the event the Company, at any time while the Debentures is outstanding, issues or grants any right to re-price, ordinary shares or any type of securities giving rights to obtain ordinary shares at a price below the Conversion Price, Alpha shall be extended full-ratchet anti-dilution protection (subject to customary Exempt Transaction issuances), and such reset shall not be limited by the Floor Price.

At the time of execution, on February 14, 2023, the Company recorded an initial debt discount of $383,333 based on the allocation of fair value for the Debenture, which will be amortized into interest expense over term of the Debenture. For the period from February 14, through March 31, 2023, the Company recognized ($255,229) change in fair value of the convertible Debenture which is reflected in Other income and expense in the condensed consolidated statement of operations.

The following provides a summary of the Convertible Debenture recorded at fair value as of March 31, 2023 is presented below:

Principle amount of convertible debenture at issuance:	$4,400,000
Less:
Unamortized discount for warrants	1,125,303
Unamortized discount for OID	383,333
Change in fair value	(255,229)
Balance of convertible debenture as of March 31, 2023:	3,146,593

Accrued interest on convertible debenture included in Accounts payable and accrued expenses as of March 31, 2023:	$43,362

Purchase Warrant

On February 15, 2023, the Company also issued to Alpha a warrant (the “Warrant”) to purchase 880,000 ordinary shares of the Company at an initial exercise price of $8.75 (the “Warrant Shares,” and, together with the Conversion Shares, and any other ordinary shares of the Company that may otherwise become issuable pursuant to the terms of the Debenture and Warrant, the “Underlying Shares”). The Warrant is exercisable in whole or in part, at any time on or after February 15, 2023 and before February 15, 2028. The exercise price of the Warrant was subject to an initial reset immediately prior to the Company’s filing of a proxy statement that included a shareholder proposal to approve the issuance of Underlying Share in excess of 19.99% of the issued and outstanding ordinary shares on the Closing Date (the “Shareholder Proposal”) to the lower of $8.75 and the average of the five Nasdaq Official Closing Prices immediately preceding such date the. As a result, the exercise price has been reset to $4.1772, the average of the five Nasdaq Official Closing Prices immediately preceding April 14, 2023, the date the Company filed its preliminary proxy statement which included the Shareholder Proposal. The Warrant includes a beneficial ownership blocker of 9.99%. The Warrant provides for adjustments to the exercise price, in connection with stock dividends and splits, subsequent equity sales and rights offerings, pro rata distributions, and certain fundamental transactions.

In the event the Company, at any time while the Warrant is still outstanding, issues or grants any right to re-price, ordinary shares or any type of securities giving rights to obtain ordinary shares at a price below exercise price, Alpha shall be extended full-ratchet anti-dilution protection on the Warrant (reduction in price, only, no increase in number of Warrant Shares, and subject to customary Exempt Transaction issuances), and such reset shall not be limited by the Floor Price.

At the time of execution, the Company classified the Warrant as an equity contract and performed an initial fair value measurement. As the Warrant was issued with the sale of the Debenture, the value assigned to the Warrant was based on an allocation of proceeds, subject to the allocation to the Debenture. The Company recorded a debt discount for the Warrant of $1,174,229, based on the Black Scholes option-pricing model which was calculated independently of the fair value of the Debenture, and recorded the Warrant as additional paid in capital in the condensed consolidated balance sheet as of March 31, 2023. Amortization of the debt discount amounted to $65,592 for the period ended March 31, 2023 and is included in interest expense on the condensed consolidated statements of operations.

Note 9 - Fair Value

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

Level 1: Unadjusted quoted prices in active markets for identical instruments that are accessible as of the measurement date

Level 2: Other significant pricing inputs that are either directly or indirectly observable

Level 3: Significant unobservable pricing inputs, which result in the use of management’s own assumptions

As disclosed in Note 8, the Debenture and Purchase Warrants were reported at fair value, with changes in fair value of the Debenture recorded through the Company’s condensed consolidated statements of operations as other income (expense) for the three months ended March 31, 2023.

The following table sets forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy at March 31, 2023:

	Convertible Debenture	Purchase Warrants
Level I	$-	$-
Level II	$-	$-
Level III	$2,825,771	$1,174,229
Total	$2,825,771	$1,174,229

The following table presents a reconciliation of the beginning and ending balances of the Debenture measured at fair value on a recurring basis that uses significant unobservable inputs (Level 3) and the related expenses and losses recorded in the consolidated statement of operations during the three months ended March 31, 2023.

Fair Value, December 31, 2022	$-
Issuance of convertible debenture	$2,825,771
Accretion for discount for warrants	48,926
Accretion for discount for OID	16,667
Change in fair value	$255,229
Fair Value, March 31, 2023	$3,146,593

The fair value of the Debenture was determined using a Monte Carlo Simulation (“MCS”) which incorporates the probability and timing of the consummation of a Fundamental Transaction event and conversion of the Debenture as of the valuation date.

The MCS implied a discount rate at issuance that resulted in a total value to the debenture and warrants that equated to the transaction proceeds. This discount rate was 75.28% at issuance, and was calibrated to the March 31, 2023 valuation date by comparing the B rated commercial paper credit spread at both dates. B spreads as follows:

Issuance February 14, 2023	4.13%
Fair Value March 31, 2023	2.29%

The Company valued the Debenture using a Monte Carlo Simulation model using the value of the underlying stock price of $3.80, exercise price of $8.75, expected dividend rate of 0%, risk-free interest rate of 3.77% and volatility of 52.6%. The Company estimated the term of the warrant to be 2.9 years.

Note 10 - Convertible Preferred Stock

On December 23, 2020, the SharpLink, Inc. board authorized the establishment and designation of 900 shares of 8% convertible preferred stock (“Series A preferred stock”) at $0.10 par value. Additionally, the SharpLink, Inc. board reserved 415,000 shares of common stock issuable upon the conversion of the shares of Series A preferred stock. On December 23, 2020, SharpLink, Inc. entered into a securities purchase agreement with an investor to issue 200 shares of Series A preferred stock for $2,000,000 (“First Tranche”).

Terms of the Series A Preferred Stock are as follows:

Voting – Series A preferred stock shall have no voting rights, however, without the affirmative vote of the majority of the outstanding shares of Series A preferred stock, SharpLink, Inc. cannot (a) alter or change adversely the powers, preferences or rights given to the Series A preferred stock, (b) authorize or create any class of stock ranking in priority to as to dividends, redemption or distribution of assets upon a liquidation, (c) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (d) increase the number of authorized shares of Series A preferred stock, or (e) enter into any agreement with respect to any of the above.

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

Liquidation – Upon any liquidation, dissolution or winding-up of SharpLink, Inc., whether voluntary or involuntary, Series A preferred stock holders shall be entitled to receive out of the assets an amount equal to the stated value of $100 per share, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due (the preferred liquidation preference), for each share of Series A preferred stock before any distribution or payment shall be made to the holders of any Junior Securities.

Conversion – Each share of Series A preferred stock shall be convertible, at any time and from time to time from and after the original issue date at the option of the holder, into that number of shares of common stock determined by dividing the stated value of such share of Series A preferred stock by the conversion price, $21.1693 per share. The conversion price would be reduced if SharpLink, Inc. issues common stock at a price lower than the conversion price or issues an instrument granting the holder rights to purchase common stock at a price lower than the conversion price. As defined in the certificate of designations of the Series A preferred stock and upon the date the SharpLink common stock is listed or quoted on any trading market (the “Going Public Transaction,”), all outstanding shares of Series A preferred stock shall automatically be converted into that number of shares of common stock, subject to a beneficial ownership limitation of 9.99%, determined by dividing the stated value of such share of Series A preferred stock by the conversion price.

Second Tranche – Immediately prior to completing the Going Public Transaction, SharpLink, Inc. shall sell to the current Series A preferred stock shareholder not less than $5,000,000 of preferred stock.

Commitment Fee – Immediately following the Second Tranche, SharpLink, Inc. shall issue preferred stock equal to the greater of either 15% of the aggregate of the First and Second Tranche or 3% of the Company’s issued and outstanding capital.

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

On June 15, 2021, the Company entered into the first amendment to the securities purchase agreement, which amended the following terms:

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

On July 23, 2021, the Company entered into the second amendment to the securities purchase agreement, which amended the following terms:

Second Tranche – Amended to provide that immediately prior to completing the Going Public Transaction, SharpLink, Inc. shall sell to the current Series A preferred stock shareholder 276,582 shares of Series B preferred stock for $6,000,000.

On July 26, 2021, the Company’s board authorized the establishment and designation of 52,502 shares of Series A-1 Preferred Stock at $0.10 par value.

Terms of the Series A-1 Preferred Stock are as follows:

Voting – Series A-1 Preferred Stock shall have no voting rights, however, without the affirmative vote of the majority of the outstanding shares of Series A-1 Preferred Stock, the Company cannot (a) alter or change adversely the powers, preferences or rights given to the Series A-1 Preferred Stock, authorize or create any class of stock ranking in priority to as to dividends, redemption or distribution of assets upon a liquidation, (c) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (d) increase the number of authorized shares of Series A-1 Preferred Stock, or (e) enter into any agreement with respect to any of the above.

Liquidation – Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, Series A-1 Preferred Stock holders shall be entitled to receive out of the assets an amount equal to the stated value of $21.693 per share, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due (the preferred liquidation preference), for each share of Series A-1 Preferred Stock before any distribution or payment shall be made to the holders of any Junior Securities.

Conversion – Each share of Series A-1 Preferred Stock shall be convertible, at any time and from time to time from and after the original issue date at the option of the holder, into that number of shares of common stock determined by dividing the stated value of such share of Series A-1 Preferred Stock by the conversion price, $21.693 per share. The conversion price would be reduced if the Company issues common stock at a price lower than the conversion price or issues an instrument granting the holder rights to purchase common stock at a price lower than the conversion price. Upon the closing of the Going Public Transaction all outstanding shares of Series A-1 preferred stock shall automatically be converted into that number of shares of common stock, subject to a beneficial ownership limitation of 9.99%, determined by dividing the stated value of such share of Series A-1 Preferred Stock by the conversion price.

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

On July 26, 2021, the Company’s board authorized the establishment and designation of 276,582 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) at $0.10 par value.

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

Dividends – Holders of each share of Series B Preferred Stock shall be entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 8% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on the first such date after the issuance of such share of Series B Preferred Stock and on each conversion date in cash, or at the Company’s option, in duly authorized, validly issued, fully paid and non-assessable shares of common stock, or a combination thereof.

Liquidation – Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, Series B Preferred Stock holders shall be entitled to receive out of the assets an amount equal to the stated value of $21.693 per share, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due (the preferred liquidation preference), for each share of Series B Preferred Stock before any distribution or payment shall be made to the holders of any Junior Securities.

Conversion – Each share of Series B Preferred Stock shall be convertible, at any time and from time to time from and after the original issue date at the option of the holder, into that number of shares of common stock determined by dividing the stated value of such share of Series B Preferred Stock by the conversion price, $21.693 per share. The conversion price would be reduced if the Company issues common stock at a price lower than the conversion price or issues an instrument granting the holder rights to purchase common stock at a price lower than the conversion price. Upon the closing of the Going Public Transaction all outstanding shares of Series B Preferred Stock shall automatically be converted into that number of shares of common stock, subject to a beneficial ownership limitation of 9.99%, determined by dividing the stated value of such share of Series B Preferred Stock by the conversion price.

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

On July 26, 2021, SharpLink, Inc. completed the MTS Merger, changed its name to SharpLink Gaming Ltd. and commenced trading on NASDAQ under the ticker symbol “SBET.” The MTS Merger was effectuated by a share exchange in which MTS issued shares to SharpLink, Inc. stockholders, resulting in SharpLink, Inc. stockholders owning approximately 86% of the capital stock of SharpLink on a fully diluted, as-converted basis. The exchange ratio used to determine the number of shares issued to SharpLink, Inc. shareholders was 13.352, which was calculated pursuant to the terms of the MTS Merger Agreement.

At the Company’s Extraordinary General Meeting of Shareholders held on July 21, 2021, the Company’s shareholders approved an Amended and Restated Articles of Association, which was effective upon consummation of the MTS Merger reflecting the reverse stock split at a ratio of one-to-two (1:2), which became effective on July 26, 2021 immediately prior to the effectiveness of the MTS Merger.

The MTS Merger represented a Going Public Transaction. Immediately prior to the MTS Merger, the outstanding shares of the SharpLink, Inc. Series A Preferred Stock were exchanged for 123,096 shares of SharpLink, Inc. Series A-1 Preferred Stock. Additionally, the holder of the Series A Preferred Stock received 70,099 shares of SharpLink, Inc. Series A-1 Preferred Stock to settle the commitment fee and 369,286 shares of SharpLink, Inc. Series B Preferred Stock in exchange for $6,000,000 to settle the second tranche commitment.

Subsequent to the MTS Merger, the holder of the Series A-1 Preferred Stock and Series B Preferred Stock converted 193,195 and 356,805 shares, respectively, to ordinary shares of the Company, each at a 1:1 ratio. The Company had total shares outstanding of 6,880 and 6,630 Preferred Series A-1 and 12,481 and 12,481 shares of Series B Preferred Stock as of March 31, 2023 and 2022, respectively.

Note 11 - Warrants

In conjunction with the Convertible Debenture and Warrant issuance on February 14, 2023, warrants that were previously issued to Alpha on November 19, 2021 were revalued on February 14, 2023, reducing the exercise price from $45.00 per warrant share to $0.60 per warrant share. The Company performed a Black Scholes model for the re-pricing of the warrants using the value of the underlying stock price of $5.10 stock price, exercise price of $0.60, expected dividend rate of 0%, risk-free interest rate of 4.04% and volatility of 52.57% and remaining term of 2.9 years. These same assumptions were applied to the Purchase Warrants as discussed in Note 9. The value allocated to the warrants on November 19, 2021 was $11,435 and recorded in Additional Paid-In Capital. The fair value of the re-priced warrants on February 15, 2023 was $1,218,205, an increase of $1,206,771. The revaluation of the warrants is also recorded in Additional Paid-In Capital as of March 31, 2023 as a deemed dividend.

Following is a summary of the Company’s warrant activity for the three-month period ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding as of December 31, 2022	464,046	$0.72	2.96
Previously issued regular warrants	(266,667)	(8.93)	0.52
Revalued regular warrants	266,667	0.12	0.52
Issued and vested	880,000	2.68	3.20
Outstanding as of March 31, 2023	1,344,046	$2.93	4.13

Note 12 - Stock Compensation

Option awards are generally granted with an exercise price equal to the market price of the Company’s ordinary shares at the date of grant; those options generally vest based on three years of continuous service and have ten-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the plans.

The fair value of each option award is estimated on the date of grant using a Black Scholes option-pricing model. The Company uses historical option exercise and termination data to estimate the term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issue date. The expected volatility is determined using the volatility of peer companies. The Company’s underlying stock has been publicly traded since the date of the MTS Merger. All option grants made under 2020 Plan were prior to the MTS Merger. The SharpLink, Inc. underlying stock was not publicly traded but was estimated on the date of the grants using valuation methods that consider valuations from recent equity financings as well as future planned transactions.

The fair value of each stock option grant is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

March 31, 2023

Expected volatility	53.6-53.6%
Expected dividends	0.0%
Expected term (years)	5.8 – 5.9
Risk-free rate	3.9 – 4.1%
Fair value of ordinary shares on grant date	$1.70 – $2.70

The Company granted 152,250 options during the period ended March 31, 2023.

The summary of activity under the plans as of March 31, 2023, and change during the three months ended March 31, 2023 is as follows:

		Weighted	Weighted average
		average	remaining	Aggregate
Options	Shares	exercise price	contractual term	intrinsic value
Outstanding as of December 31, 2022	288,912	1.14		7,750
Granted	152,250	4.50
Exercised	—	—
Forfeited	(7,111)	5.70
Expired	(889)	5.70
Outstanding as of March 31, 2023	433,162	9.10	9.3	9,500
Exercisable as of March 31, 2023	111,497	13.40	8.6	9,500

Unamortized stock compensation expense of $1,204,968 as of March 31, 2023, will be amortized through 2025 and has a weighted average recognition period of two years.

Note 13 - Operating Segments

The Company has four operating segments: Affiliate Marketing Services – United States, Affiliate Marketing Services – International, Sports Gaming Client Services and SportsHub Games Network. Each operating segment is also a reportable segment. The Enterprise Telecom Expense Management (“Enterprise TEM”) business unit is reflected in discontinued operations (see Note 16). The Enterprise TEM and Affiliate Marketing Services – International segments are a result of the MTS Merger and FourCubed Acquisition, respectively, in 2021. The Enterprise TEM segment will not be presented going forward due to its sale on December 31, 2022.

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

The Sports Gaming Client Services segment provides its clients with development, hosting, operations, maintenance, and service of free-to-play games and contests. These relationships can be either software-as-service (“SaaS”) arrangements that are hosted by SharpLink and accessed through its clients’ websites or other electronic media; or software licenses that allow the client to take the software on premise.

The SportsHub Games Network segment owns and operates a variety of real-money fantasy sports and sports simulation games and mobile apps on its platform; and is licensed or authorized to operate in every state in the United States where fantasy sports play is legal and in which SportsHub has elected to operate based on the financial viability of operating there.

The Enterprise TEM segment is a global provider of solutions for telecommunications expense management, enterprise mobility management, call usage and accounting software. The segment’s TEM solutions allow enterprises and organizations to make smarter choices with their telecommunications spending at each stage of the service lifecycle, including allocation of cost, proactive budget control, fraud detection, processing of payments and spending forecasting. The Enterprise TEM segment is reflected as discontinued operations in 2023 and 2022 and was sold in December 31, 2022. (See Note 16.)

Any intercompany revenues or expenses are eliminated in consolidation.

A measure of segment assets and liabilities has not been currently provided to the Company’s chief operating decision maker and is therefore not presented below.

Summarized financial information for the Company’s reportable segments for the three months ended March 31, 2023 is shown below:

For the three months ended March 31, 2023

	Affiliate Marketing Services - United States	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Enterprise TEM	Total

Revenue	$279,776	$1,008,275	$1,065,015	$1,037,325	$-	$3,390,391
Cost of revenues	215,456	667,906	766,878	396,510	-	2,046,750
Loss from operations	(2,245,493)	135,085	209,511	(426,879)	-	(2,327,776)
Loss from discontinued operations	-	-	-	-	(145,000)	(145,000)
Net income (loss)	$(2,718,941)	$106,605	$209,511	$(275,921)	$(145,000)	$(2,823,746)

For the three months ended March 31, 2022

	Affiliate Marketing Services - United States	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Enterprise TEM	Total

Revenue	$61,522	$923,750	$911,063	$-	$-	$1,896,335
Cost of revenues	21,913	529,412	717,577	-	-	1,268,902
Income (loss) from operations	(2,222,648)	(4,802,701)	96,890	-	-	(6,928,459)
Loss from discontinued operations	-	-	-	-	(108,000)	(108,000)
Net income (loss)	$(2,210,334)	$(4,823,085)	$96,890	$-	$(108,000)	$(7,044,529)

Summarized revenues by country in which the Company operated for the three months ended March 31, 2023 and 2022 is shown below:

March 31, 2023	Affiliate Marketing Services - United States	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Enterprise TEM	Total

United States	$279,776	$-	$1,065,015	$1,037,325	$-	$2,382,116
Rest of World	-	1,008,275	-	-	-	1,008,275
Revenues	$279,776	$1,008,275	$1,065,015	$1,037,325	$-	$3,390,391

March 31, 2022

United States	$61,522	$-	$911,063	$-	$-	$972,585
Rest of World	-	923,750	-	-	-	923,750
Revenues	$61,522	$923,750	$911,063	$-	$-	$1,896,335

The Company does not have material tangible long-lived assets in foreign jurisdictions.

The Company’s Sports Gaming Client Services and Affiliate Marketing Services – International segments derive a significant portion of their revenues from several large customers. The table below presents the percentage of consolidated revenues derived from large customers:

	March 31, 2023	March 31, 2022

Customer A	18%	33%
Customer B	14%	39%
Customer C	13%	* %

Note 14 - Revenue Recognition

The Company combines its revenue into the following categories:

March 31, 2023	Affiliate Marketing Services - U.S.	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Total
Software-as-a-service	$55,291	$-	$1,065,015	$-	$1,120,306
Fee revenue	-	-	-	1,037,325	1,037,325
Services and other	224,484	1,008,276	-	-	1,232,760
Total	$279,775	$1,008,276	$1,065,015	$1,037,325	$3,390,391

March 31, 2022	Affiliate Marketing Services - U.S.	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Total
Software-as-a-service	$61,522	$-	$911,063	$-	$972,585
Fee revenue	-	-	-	-	-
Services and other	-	923,750	-	-	923,750
Total	$61,522	$923,750	$911,063	$-	$1,896,335

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

The Company follows a five-step model to assess each sale to a customer; identify the legally binding contract, identify the performance obligations, determine the transaction price, allocate the transaction price, and determine whether revenue will be recognized at a point in time or over time. Revenue recognized point in time and over time is presented by period below:

For the three-months ended March 31, 2023

	Affiliate Marketing Services - U.S.	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Total
Point in time	$224,485	$1,008,275	$-	$317,431	$1,550,191
Over time	55,291	-	1,065,015	719,894	1,840,200
Total	$279,776	$1,008,275	$1,065,015	$1,037,325	$3,390,391

For the three-months ended March 31, 2022

	Affiliate Marketing Services - U.S.	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Total
Point in time	$-	$923,750	$-	$-	$923,750
Over time	61,522	-	911,063	-	$972,585
Total	$61,522	$923,750	$911,063	$-	$1,896,335

The Company’s assets and liabilities related to its contracts with customers were as follows:

	March 31, 2023	December 31, 2022

Accounts receivable	$1,375,440	$776,530
Unbilled revenue	507,091	47,000
Contract assets	227,312	219,116
Contract liabilities	(7,729,639)	(2,166,451)

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

The activity in the contract assets for the three-month ended March 31, 2023 is as follows:

Amount
Balance as of December 31, 2022	$219,116
Labor costs expensed	(309,168)
Labor costs deferred	317,364
Balance as of March 31, 2023	$227,312

The Company recognizes contract liabilities for cash received from its users prior to recognition of revenue to fulfill its contracts. The payments received are primarily from the Company’s operation of its own online gaming business. The Company defers the revenue and recognizes it throughout the online game’s respective season.

The activity in the contract liabilities for the three month ending March 31, 2023 is as follows:

Amount
Balance as of December 31, 2022	$(2,166,451)
Revenue recognized or reclassified	1,046,604
Deferred revenue	(6,609,792)
Balance as of March 31, 2023	$(7,729,639)

All contract liabilities at March 31, 2023 and December 31, 2022 were recognized as revenue or expected to be recognized within the next fiscal year. All other activity in contract liabilities is due to the timing of invoices in relation to the timing of revenue as described above.

Contracted but unsatisfied performance obligations were approximately $883,000 and $824,000 as of March 31, 2023 and December 31, 2022, respectively, of which the Company expects to recognize the entire amount in revenue over the next year.

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

The Company had three customers that accounted for approximately 45% of revenue for the three months ended March 31, 2023. There was $696,221 due from these customers at March 31, 2023.

The Company had two customers that accounted for approximately 72% of revenue for the three months ended March 31, 2022. There was $280,526 due from these customers at March 31, 2022.

Note 15 - Income Taxes

On a quarterly basis, we estimate our annual effective tax rate and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. The effective tax rate for each of the three month periods ended March 31, 2023 was (0.5%) and in 2022 it was (0.0)%.

Note 16 - Discontinued Operations

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

In June 2022, the Company’s board of directors authorized management to enter into negotiations to sell MTS. The Company negotiated a Share and Asset Purchase Agreement which was completed on December 31, 2022. The majority of the assets of the primary reporting unit within MTS were sold. The assets and liabilities remaining post transaction are in the process of winding down subsequent to the year ended December 31, 2022. Accordingly, the assets and liabilities of the MTS business are separately reported as assets and liabilities from discontinued operations as of March 31, 2023 and December 31, 2022. The results of operations and cash flows of MTS for all periods are separately reported as discontinued operations.

The Company negotiated a Share and Asset Purchase Agreement with the transaction completed on December 31, 2022.

Prior to the sale of MTS on December 31, 2022, the Enterprise TEM operating segment’s performance obligations are satisfied either overtime (managed services and maintenance) or at a point in time (software licenses). Professional services rendered after implementation are recognized as performed. Software license revenue is recognized when the customer has access to the license and the right to use and benefit from the license. Many of the Enterprise TEM operating segment’s agreements include software license bundled with maintenance and supports. The Company allocates the transaction price for each contract to each performance obligation identified in the contract based on the relative standalone selling price (SSP). The Company determines SSP for the purposes of allocating the transaction price to each performance obligation by considering several external and internal factors including, but not limited to, transactions where the specific element sold separately, historical actual pricing practices in accordance with ASC 606, Revenues from Contracts with Customers. The determination of SSP requires the exercise of judgement. For maintenance and support, the Company determines the SSP based on the price at which the Company sells a renewal contract.

A reconciliation of the major classes of line items constituting the loss from discontinued operations, net of income taxes as presented in the condensed consolidated statements of operations for the three months ended March 31, 2023 (unaudited) is summarized in the table below.

Summary Reconciliation of Discontinued Operations

	Three months ended March 31, 2023	Three months ended March 31, 2022

Revenues	$-	$933,000

Cost of Revenues	8,000	535,000

Gross Profit	(8,000)	398,000

Operating Expenses
Selling, general, and administrative expenses	129,000	498,000
Total operating expenses	129,000	498,000

Operating Loss	(137,000)	(100,000)

Other Income and Expense	(7,000)	(7,000)
Total other income and expense	(7,000)	(7,000)

Loss Before Income Taxes	(144,000)	(107,000)

Provision for income tax expenses	1,000	1,000

Loss from discontinued operations	$(145,000)	(108,000)

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the Company classified as discontinued operations as of March 31, 2023 (unaudited) and December 31, 2022:

	March 31, 2023 (Unaudited)	December 31, 2022
Carrying amounts of major classes of assets included as part of discontinued operations:

Current Assets
Cash	$313,000	$648,000
Accounts receivable, net of allowance	79,000	191,000
Prepaid expenses and other current assets	155,000	187,000
Equipment, net	3,000	5,000
Other Assets	-	279,000
Total current assets	$550,000	$1,310,000

	March 31, 2023 (Unaudited)	December 31, 2022
Carrying amounts of major classes of liability included as part of discontinued operations:

Current Liabilities
Accrued expenses	$57,573	$374,879
Contract liabilities	2,000	2,000
Other current liabilities	625,927	838,274
Total current liabilities	$685,500	$1,215,153

Note 17 - Net Loss Per Share

The calculation of loss per share and weighted-average shares of the Company’s ordinary shares outstanding for the periods presented are as follows:

	Three months ended March 31
	2023	2022
Net loss from continuing operations	$(2,678,746)	$(6,936,529)
Less: dividends on series B preferred stock	(949)	(3,595)
Net loss from continuing operations available to ordinary shareholders	(2,679,695)	(6,940,124)

Net income (loss) from discontinued operations, net of tax, available to ordinary shareholders	(145,000)	(108,000)
Net loss available to ordinary shareholders	$(2,824,695)	$(7,048,124)

Basic and diluted weighted-average shares outstanding	2,813,900	2,361,974

Basic and diluted:
Net loss from continuing operations per share	$(0.95)	$(2.94)
Net income (loss) from discontinued operations per share	(.05)	(0.05)
Net loss per share	$(1.00)	$(2.99)

The redeemable convertible preferred stock is a participating security, whereby if a dividend is declared to the holders of ordinary shares, the holders of preferred stock would participate to the same extent as if they had converted the preferred stock to ordinary shares.

For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding:

Schedule of computation of diluted shares outstanding

	March 31, 2023	March 31, 2022
Stock options	433,162	176,335
Series A-1 preferred stock	6,880	5,881
Series B preferred stock	12,481	12,481
MTS warrants	8,333	8,333
Prefunded warrants	125,359	125,359
Purchase warrants	880,000	-
Regular warrants	266,667	266,667
Total	1,732,882	595,056

Note 18 - Related Party Transactions

The Company uses Hays Companies (“Hays”) as an insurance broker. Hays is considered a related party as an executive of Hays serves on the board of directors for the Company. The Company paid $381,935 and $305,669 for the three months ending March 31, 2023 and 2022, respectively for insurance coverage brokered by Hays. The Company’s director earned no commissions for the placement of these policies.

The Company leases office space in Canton, Connecticut from CJEM, LLC, which is owned by an executive of the Company. The Company paid rent expense of $9,600 in each of the three months ending March 31, 2023 and 2022 related to this lease.

Note 19 - Subsequent Events

The Company performed an evaluation of subsequent events for potential recognition and disclosure through the date of the financial statements’ issuance.

Reverse Stock Split

On April 25, 2023 (the “Effective Date”), the Company effected a 1-for-10 reverse share split of all of the Company’s share capital, including its ordinary shares, nominal value of NIS 0.06 per share (the “Reverse Stock Split”) and adopted amendments to its M&AA in connection with the Reverse Stock Split.

The Company undertook the Reverse Stock Split with the objective of meeting the minimum $1.00 per ordinary share bid requirement for maintaining the listing of its ordinary shares on The Nasdaq Capital Market. As a result of the Reverse Stock Split, the number of ordinary shares held by each shareholder of the Company automatically consolidated on a ten (old) ordinary share for one (new) ordinary share basis. On the Effective Date, the Company’s 26,881,144 ordinary shares issued and outstanding were reduced to 2,688,541 ordinary shares issued and outstanding, and the total number of the Company’s authorized ordinary shares under its M&AA was reduced from 92,900,000 ordinary shares, nominal value NIS 0.06 per share, to 9,290,000 ordinary shares, nominal value NIS 0.60 per share. No fractional shares were issued in connection with the Reverse Stock Split, but fractions were rounded up or down to the nearest whole share (with half shares rounded down).

Nasdaq Notice

In November 2022, the Company announced that it had received a letter from Nasdaq Listing Qualifications (“Nasdaq”) indicating that the Company was no longer in compliance with the minimum bid price requirement for continued listing set forth in Listing Rule 5550(a)(2) (the “Rule), which requires listed securities to maintain a minimum bid price of $1.00 per share. The Company would be able to regain compliance if at any time during an initial 180-day period (through May 3, 2023), the closing bid price of its ordinary shares was at least $1.00 for a minimum of ten consecutive business days.

On April 25, 2023, the Company effected a 1-for-10 reverse stock split as a means to cure the bid price deficiency and, for a period of ten consecutive trading days through May 9, 2023, the closing bid price of the Company’s ordinary shares was above $1.00.

On May 5, 2023, the Company received a Staff Determination Letter (the “Letter”) from Nasdaq that the Company had not regained compliance with the Rule during the initial 180 days (by May 3, 2033) and was not eligible for a second 180-day period to regain compliance. The Letter advised that the Company may request an appeal of this determination and pay a hearing fee no later than May 12, 2023, and unless the Company did so, the Company’s ordinary shares would be suspended at the opening of business on May 16, 2023 and would subsequently be removed from listing and registration.

On May 10, 2023, Nasdaq notified the Company that since the bid price of the Company’s ordinary shares closed above $1.00 for ten consecutive trading days from April 26, 2023 through May 9, 2023, the Company had cured the bid price deficiency, its ordinary shares would not be suspended or delisted and the matter was considered closed. As a result, the Company is currently in compliance with the Rule and the Company’s ordinary shares will continue to trade on The Nasdaq Capital Market under the symbol “SBET.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of SharpLink Gaming Ltd., an Israel corporation, and its wholly owned subsidiaries (collectively, “SharpLink Gaming,” “SharpLink,” “our Company,” the “Company,” “we,” “our,” and “us”), highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our 2022 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on April 5, 2023. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

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

We continue to make deliberate and substantial investments in support of our long-term growth objectives. Our primary growth strategy is centered on cost effectively monetizing our own and our customers’ respective online audiences of U.S. fantasy sports and casual sports fans and casino gaming enthusiasts by converting them into loyal online sports and iGaming bettors. We are endeavoring to achieve this through deployment of our proprietary conversion technologies, branded as our “C4” solutions, which are seamlessly integrated with fun, highly engaging fan experiences. Purpose-built from the ground-up specifically for the U.S. market, SharpLink’s C4 innovations are designed to help unlock the lifetime value of sports bettors and online casino players. More specifically, C4:

●	COLLECTS, analyzes and leverages deep learning of behavioral data relating to individual fans;
●	CONNECTS and controls fan engagement with real-time, personalized betting offers sourced from U.S. sportsbooks and casinos in states where online betting has been legalized;
●	CONVERTS passive fantasy sports and casual sports fans into sports bettors on a fully automated basis; and
●	readily enables gaming operators and publishers to CAPITALIZE on acquiring and scaling sports betting and iGaming depositors, resulting in higher revenue generation and greatly enhanced user experiences.

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

As of March 31, 2023, the Company’s state regulatory initiatives have resulted in SharpLink being licensed and/or authorized to operate in 24 U.S. states, the District of Columbia and Ontario, Canada, which represents most of the legal online betting market in North America.

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

Three Months Ended March 31, 2023 as Compared to Three Months Ended March 31, 2022

Revenues

For the three months ended March 31, 2023, our revenues increased 79% to $3,390,391 when compared to revenues of $1,896,335 reported for the same three months in the prior year. The improvement was largely attributed to additional revenue resulting from the Company’s merger and acquisition activities, namely the merger with SportsHub, which closed on December 22, 2022, coupled with sales increases in all other business segments.

More specifically, on a segmented basis, revenues from SharpLink’s Sports Gaming Client Services division totaled $1,065,015, increasing 17% from $911,063 on a comparable quarter-over-quarter basis. The newly merged SportsHub/Fantasy Sports group contributed $1,037,325 compared to $0 in the prior year due to the timing of the closing of its acquisition on December 22, 2022. The Affiliate Marketing Services – International segment, was $1,008,275 – up 9% compared to $923,750 reported for the three months ended March 31, 2023. The Affiliate Marketing – U.S. increased 355% to $279,776 for the three months ended March 31, 2023, which compared to $61,522 for the same period in 2022. This increase was due to the addition of revenues generated by our new state-specific affiliate marketing sites, which were launched in November 2022 as part of our strategy to deliver unique fan activation solutions to our sportsbook and casino partners.

Gross Profit

Gross profit rose 114% to $1,343,641 for the three months ended March 31, 2023, which compared to a gross profit of $627,433 in the previous year. As a result, gross profit margin also improved, rising to 40% from 33% on a comparable quarter-over-quarter basis. The increase was primarily attributable to higher revenues and the mix of higher margin products and services sold in the first quarter of 2023.

Operating Expenses

For the three months ended March 31, 2023, total operating expenses declined 51% to $3,671,417 compared to total operating expenses of $7,555,892 for the three months ended March 31, 2022. The decrease was largely due to $4,726,000 charged recorded for goodwill and intangible asset impairment expenses associated with the Company’s client Entain plc’s loss of access to customers in Russia in the first quarter of 2022.

Operating Loss from Continuing Operations

Operating loss totaled $2,327,776 and $6,928,459 for the three months ended March 31, 2023 and 2022, respectively, reflecting a 66% reduction in operating loss on a comparable basis. Operating losses declined due to a combination of higher revenues and lower operating expenses recorded during the year for the aforementioned reasons.

Net Loss from Continuing Operations

For the reasons detailed above, after factoring total other income and expenses, net of $320,229 and income tax expense of $30,741, the net loss from continuing operations for the three months ended March 31, 2023 totaled $2,678,746. This represented a 61% reduction from a net loss from continuing operations of $6,936,529 for the same three month reporting period in 2022 after other income and expense, net of $8,070 and income tax expenses of $0.

Net Income (Loss) from Discontinued Operations

Net income from discontinued operations of SharpLink’s legacy MTS business totaled $145,000 for the three months ended March 31, 2023, which compared to a net loss from discontinued operations of $108,000 for the three months ended March 31, 2022.

Net Loss

For all of the aforementioned reasons, net loss declined 60% to $2,823,746, or $1.00 loss per basic and diluted share for continuing and discontinued operations for the three-month reporting period in 2023, compared to a net loss of $7,044,529, or $2.99 loss per basic and diluted share for continuing and discontinued operations for the three months ended March 31, 2022.

Cash Flows

As of March 31, 2023, the Company had $28,830,217 in cash and $10,973,259 in restricted cash, as compared to cash of $39,324,529 and restricted cash of $11,132,957 as of December 31, 2022. For the three months ended March 31, 2023, cash used in operations was $14,967,770, which compared to cash used in operating activities of $2,292,376 for the three months ended March 31, 2022. The decrease in cash and restricted cash was primarily attributable to payouts for fantasy sports prizes following the end of the 2022-2023 NFL season that occurred in January offset by payments received for the beginning of the 2023 Major League Baseball season as well as other normal working capital spend.

For the three months ended March 31, 2023, cash used in investing activities was $241,127, which compared to $33,516 for the three months ended March 31, 2022. The increase was due primarily to capital expenditures for internally developed software associated with the ongoing development of the Company’s C4 technology solutions.

For the three months ended March 31, 2023, cash provided by financing activities was $4,241,887, as compared to cash provided by financing activities of $2,468,731 recorded for the three months ended March 31, 2022. In February 2023, a securities purchase agreement entered into with a current shareholder of the Company, pursuant to which the Company issued the investor an 8% Interest Rate, 10% Original Issue Discount, Senior Convertible Debenture (the “Debenture”) in the aggregate principal amount of $4,400,000 for a purchase price of $4,000,000. The increase was offset by repayments of debt and payments of debt issue costs in the 2023 three-month reporting period, as well as distributions from parent in the same three-month period in 2022.

Liquidity and Capital Resources

As of March 31, 2023, we had negative working capital of $6,794,397. For the three months ended March 31, 2023, we incurred a loss from operations of $2,327,776, representing a 66% decrease from a loss from operations of $6,928,459 for the three months ended March 31, 2022. While there can be no guarantees, we believe the cash on hand, in connection with cash generated from revenues, will be sufficient to fund the next twelve months of operations from March 31, 2023. In addition, we intend to pursue further opportunities of raising capital with outside investors.

During the three months ended March 31, 2023, we secured approximately $11 million in a line of credit arrangement and a convertible debt financing.

Off-Balance Sheet Arrangements

On March 31, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases accounted for prior to January 1, 2022, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

Our opinion is that inflation did not have a material effect on our operations for the three months ended March 31, 2023.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

New Accounting Pronouncements

There were certain updates recently issued by the Financial Accounting Standards Board (“FASB”), most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023 and concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal Proceedings

None.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information under this item.

ITEM 2.	RECENT SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer and principal accounting officer

101.INS	Inline XBRL INSTANCE DOCUMENT
101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SharpLink Gaming Ltd.

Dated: May 16, 2023	By:	/s/ Rob Phythian
Rob Phythian
Chief Executive Officer

Dated: May 16, 2023	By:	/s/ Robert DeLucia
Robert DeLucia
Chief Financial Officer

