Form 10-K/A
period 2022-12-31
SharpLink Gaming Ltd.
filed 2023-07-14
CIK 1025561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

SharpLink Gaming Ltd. (“SharpLink” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to address in its Annual Report on Form 10-K as of December 31, 2022 originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 5, 2023 (the “Original 10-K”). The Amendment is being filed solely to:

1.	Emphasize the Company’s going concern status in the forefront of the MD&A and in Liquidity and Capital Resources discussion;
2.	Include the unaudited financial statements of SportsHub Games Network, Inc. and Subsidiaries for the six months ended June 30, 2022 and 2021, and audited financial statements of SportsHub Games Network, Inc. and Subsidiaries for the years ended December 31, 2021 and 2020.

As previously disclosed, on September 7, 2022, SharpLink, SHGN Acquisition Corp., a Delaware corporation and wholly owned subsidiary of SharpLink (“Merger Subsidiary”), SportsHub Games Network Inc. (“SportsHub”) and Christian Peterson, an individual acting as the SportsHub stockholders’ representative entered into a Merger Agreement in which SharpLink acquired SportsHub. The Merger Agreement, as amended, contained the terms and conditions of the proposed acquisition by SharpLink of SportsHub.

On November 8, 2022, the Company furnished a Current Report on Form 6-K (the “6-K”) to the SEC to include, among other exhibits, Exhibit 99.2 for the Notice of and Proxy Statement for SharpLink Gaming Ltd. Extraordinary General Meeting of Shareholders to be held on December 14, 2022, to solicit its shareholders’ approval on the Merger Agreement. Exhibit 99.2 encompasses (i) the unaudited financial statements of SportsHub Games Network, Inc. and Subsidiaries for the six months ended June 30, 2022 and 2021, as Annex C, and (ii) the audited financial statements of SportsHub Games Network, Inc. and Subsidiaries for the years ended December 31, 2021 2020, as Annex D.

On December 14, 2022, The Company’s shareholders approved the Merger Agreement and the merger transaction was closed on December 22, 2022. To make it more convenient for the investors and shareholders to locate and access to the above-mentioned financial statements of SportsHub, the Company is including them at the end of SharpLink’s audited financial statements for the years ended December 31, 2022 and 2021 of this Amendment.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

No other changes have been made to the Original 10-K. This Amendment does not reflect subsequent events occurring after the filing date of the Original 10-K or modify or update in any way disclosures made in the Original 10-K. This Amendment should be read in conjunction with the Original 10-K.

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

Going Concern

We will require additional capital to support our growth plans. If we do not raise sufficient capital, there is substantial doubt about our ability to continue as a going concern. In the pursuit of our long-term growth strategy and the development of our sports betting conversion, affiliate marketing services and related businesses, we have sustained continued operating losses. During the years ended December 31, 2022 and 2021, we had a net loss from continuing operations of $15,303,402 and $33,469,830, respectively, and cash used in operating activities from continuing operations of $6,510,965 and $5,854,995. To help fund our operations, we raised capital from banks and outside investors in the aggregate amounts of $2,675,343 and $15,678,085 for the years ended December 31, 2022 and 2021, respectively, in the form of a term loan in 2022 and the sale of Ordinary Shares and conversion of preferred stock and prefunded and regular warrants during 2021. Based on continued expected cash needs to fund our ongoing technology development initiatives and grow our Affiliate Marketing Services–United States operations, we may require additional liquidity to continue our operations for the next year. Subsequent to the end of 2022, in February 2023 we closed on a $4.4 million convertible debenture and signed a two-year $7.0 million revolving loan agreement with our commercial lender.

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

Going Concern

In the pursuit of SharpLink’s long-term growth strategy and the development of its fan activation and conversion software and related businesses, the Company has sustained continued operating losses. During the year ending December 31, 2022, the Company had a net loss from continuing operations as of December 31, 2022 and 2021 of $15,303,402 and $33,469,830, respectively; and $6,490,519 and $5,854,995 of cash used in operating activities as of December 31, 2022 and 2021, respectively. To fund these planned losses from operations, the Company secured additional financing through a $3,250,000 term loan in January 2022, as described in Note 8 - Debt. To fund future operations, as described in Note 19, on February 13, 2023, the Company entered into a Revolving Credit Agreement with Platinum Bank and executed a revolving promissory note of $7,000,000. Moreover, on February 14, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with Alpha Capital Anstalt (“Alpha”), a current shareholder of the Company, pursuant to which the Company issued to Alpha an 8% Interest Rate, 10% Original Issue Discount, Senior Convertible Debenture (the “Debenture”) in the aggregate principal amount of $4,400,000 for a purchase price of $4,000,000.

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

In the pursuit of our long-term growth strategy and the development of our sports betting conversion software, affiliate marketing services and related businesses, we have sustained continued operating losses. As of December 31, 2022, we had negative working capital of $5,000,468. For the year ended December 31, 2022, we incurred a loss from continuing operations of $15,303,402, inclusive of $4,726,000 for goodwill and intangible asset impairment charges. and cash used in operating activities from continuing operations of $6,490,519. To help fund our operations, we raised capital from banks and outside investors in the aggregate amounts of $2,675,343 and $15,678,085 for the years ended December 31, 2022 and 2021, respectively, in the form of a term loan in 2022 and the sale of Ordinary Shares and conversion of preferred stock and prefunded and regular warrants during 2021. Based on continued expected cash needs to fund our ongoing technology development initiatives and grow our Affiliate Marketing Services–United States operations, we may require additional liquidity to continue our operations for the next year. Subsequent to the end of 2022, in February 2023 we closed on a $4.4 million convertible debenture and signed a two-year $7.0 million revolving loan agreement with our commercial lender.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

Exhibit Number	Description

3.1	Memorandum of Association (incorporated by reference to Exhibit 4.1 to Form F-3 filed with the SEC on July 27, 2021) (translated from Hebrew; the original language version is on file with the Registrant and is available upon request)

3.2	Second Amended and Restated Articles of Association (incorporated by reference to Exhibit 4.2 to Form F-3 filed with the SEC on July 27, 2021)

4.1	Specimen of Ordinary Share Certificate (incorporated by reference to Exhibit 2.1 to the Annual Report on Form 20-F for the year ended December 31, 2017)

4.2	Form of Prefunded Warrant issued to Alpha Capital Anstalt (incorporated by reference to Exhibit 4.1 to the Report on Form 6-K submitted to the SEC on November 19, 2021)

4.3	Form of Regular Warrant issued to Alpha Capital Anstalt (incorporated by reference to Exhibit 4.2 to the Report on Form 6-K submitted to the SEC on November 19, 2021)

4.4	Common Stock Purchase Warrant for 8,800,000 shares in favor of Alpha Capital Anstalt, dated February 15, 2023 (incorporated by reference to Exhibit 4.1 to Form 8-K/A filed with the SEC on February 17, 2023)

2.4*	Description of the rights of each class of securities registered under Section 12 of the Securities Exchange Act of 1934

10.1	Agreement and Plan of Merger, dated April 15, 2021, among the Registrant, SharpLink, Inc., and New SL Acquisition Corp. (incorporated by reference to Exhibit 99.2 to the Report on Form 6-K submitted to the SEC on April 15, 2021)

10.2	Amendment No. 1 to Agreement and Plan of Merger, dated July 23, 2021, Mer Telemanagement Solutions Ltd., New SL Acquisition Corp. and SharpLink, Inc. (incorporated by reference to Exhibit 2.2 to Form F-3 filed with the SEC on July 27, 2021)

10.3+	SharpLink, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed with the SEC on October 12, 2021)

10.4+	2021 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the SEC on October 12, 2021)

10.5+	Employment Agreement by and between SharpLink, Inc. and Rob Phythian, dated July 26, 2021 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 filed with the SEC on February 3, 2022)

10.6+	Employment Agreement by and between SharpLink, Inc. and Chris Nicholas, dated July 26, 2021(incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 filed with the SEC on February 3, 2022)

10.7+	Employment Agreement by and between SharpLink, Inc. and Brian Bennett, dated July 30, 2021 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 filed with the SEC on February 3, 2022)

10.8+	Directors and Officers Compensation Policy (incorporated by reference to Annex C to Exhibit 99.2 of the Report on Form 6-K submitted to the SEC on July 28, 2022)

10.9	Securities Purchase Agreement dated December 23, 2020, between SharpLink, Inc. and Alpha Capital Anstalt, as amended on June 15, 2021 and July 23, 2021 (incorporated by reference to Exhibit 10.1 to the Report on Form 6-K submitted to the SEC on November 19, 2021)

10.10	Securities Purchase Agreement dated November 16, 2021 between the Company and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 to the Report on Form 6-K submitted to the SEC on November 19, 2021)

10.11	Asset Purchase Agreement, dated December 31, 2021, by and among FourCubed Acquisition Company, LLC, 6t4 Company, FourCubed Management, LLC, Chris Carlson, and SharpLink Gaming Ltd. (incorporated by reference to Exhibit 10.1 to the Report on Form 6-K submitted to the SEC on January 12, 2022)

10.12†	Registration Rights Agreement, dated December 31, 2021, by and among SharpLink Gaming Ltd., 6t4 Company, and Chris Carlson (incorporated herein by reference to Exhibit 10.2 to the Report on Form 6-K submitted to the SEC on January 12, 2022)

10.13	Agreement and Plan of Merger, dated September 7, 2022, by and among Sharplink Gaming Ltd., SHGN Acquisition Corp., SportsHub Games Network, Inc. and Christian Peterson, in his capacity as the Stockholder Representative (incorporated by reference to Annex A-1 to Exhibit 99.2 of the Report on Form 6-K submitted to the SEC on November 8, 2022)

10.14	First Amendment to Agreement and Plan of Merger, dated November 2, 2022, by and among Sharplink Gaming Ltd., SHGN Acquisition Corp., SportsHub Games Network, Inc. and Christian Peterson, in his capacity as the Stockholder Representative (incorporated by reference to Annex A-1 to Exhibit 99.2 of the Report on Form 6-K submitted to the SEC on November 8, 2022)

10.15††	Share and Asset Purchase Agreement, dated as of November 9, 2022, by and between SharpLink Gaming Ltd. and Entrypoint South Ltd. (incorporated herein by reference to Exhibit 2.1 to the Report on Form 6-K submitted to the SEC on January 5, 2023)

10.16	Revolving Credit Agreement, dated February 13, 2023, by and between SharpLink, Inc. and Platinum Bank (incorporated herein by reference to Exhibit 10.1 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.17	Revolving Promissory Note, dated February 13, 2023, executed by SharpLink, Inc. (incorporated herein by reference to Exhibit 10.2 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.18	Deposit Account Pledge And Control Agreement, dated February 13, 2023, by and between SHGN Acquisition Corp. and Platinum Bank (incorporated herein by reference to Exhibit 10.3 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.19	Form of Company Guaranty, dated February 13, 2023, issued by SHGN Acquisition Corp., SLG 1 Holdings LLC and SLG 2 Holdings LLC (incorporated herein by reference to Exhibit 10.4 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.20	Term Loan Agreement, dated June 9, 2020, by and between SportsHub Games Network, Inc. and Platinum Bank (incorporated herein by reference to Exhibit 10.5 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.21	Amendment Agreement, dated November 4, 2021, by and between SportsHub Games Network, Inc., LeagueSafe Management, LLC, Virtual Fantasy Games Acquisition, LLC, Rob Phythian, Chris Nicholas and Platinum Bank (incorporated herein by reference to Exhibit 10.6 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.22	Consent, Assumption and Second Amendment Agreement, dated February 13, 2023, by and between SHGN Acquisition Corp., LeagueSafe Management, LLC, Virtual Fantasy Games Acquisition, LLC and Platinum Bank (incorporated herein by reference to Exhibit 10.7 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.23	Amended and Restated Term Promissory Note, dated February 13, 2023, executed by SHGN Acquisition Corp. (incorporated herein by reference to Exhibit 10.8 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.24	Security Agreement, dated June 9, 2020, executed by SHGN Acquisition Corp. (incorporated herein by reference to Exhibit 10.9 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.25	Third Party Security Agreement, dated as of June 9, 2020, executed by Virtual Fantasy Games Acquisition, LLC (incorporated herein by reference to Exhibit 10.10 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.26	Amended and Restated Deposit Account Pledge Agreement, dated February 13, 2023, executed by SHGN Acquisition Corp. (incorporated herein by reference to Exhibit 10.11 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.27	Revolving Credit Agreement, dated March 27, 2020, by and between SportsHub Games Network, Inc. and Platinum Bank (incorporated herein by reference to Exhibit 10.12 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.28	Second Amendment Agreement, dated November 4, 2021, by and between SportsHub Games Network, Inc., LeagueSafe Management, LLC, Virtual Fantasy Games Acquisition, LLC and Platinum Bank (incorporated herein by reference to Exhibit 10.13 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.29	Consent, Assumption and Third Amendment Agreement, dated February 13, 2023, by and between SHGN Acquisition Corp., LeagueSafe Management, LLC, Virtual Fantasy Games Acquisition, LLC and Platinum Bank (incorporated herein by reference to Exhibit 10.14 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.30	Amended and Restated Promissory Note executed by SHGN Acquisition Corp., dated February 13, 2023 (incorporated herein by reference to Exhibit 10.15 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.31	Security Agreement, dated March 27, 2020, executed by SportsHub Games Network, Inc. (incorporated herein by reference to Exhibit 10.16 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.32	Security Agreement, dated March 27, 2020, by and between LeagueSafe Management, LLC and SportsHub Games Network, Inc. (incorporated herein by reference to Exhibit 10.17 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.33	Third Party Security Agreement, dated March 27, 2020, executed by Virtual Fantasy Games Acquisition, LLC (incorporated herein by reference to Exhibit 10.18 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.34	Securities Purchase Agreement, dated February 14, 2023, by and between SharpLink, Inc. and Alpha Capital Anstalt (incorporated herein by reference to Exhibit 10.19 to the Report on Form 8-K filed with the SEC on February 16, 2023)

10.35	8% Senior Convertible Debenture Due February 15, 2026 (incorporated herein by reference to Exhibit 10.20 to the Report on Form 8-K filed with the SEC on February 16, 2023)

10.36	Registration Rights Agreement, dated February 14, 2026, by and between SharpLink, Inc. and Alpha Capital Anstalt (incorporated herein by reference to Exhibit 10.21 to the Report on Form 8-K filed with the SEC on February 16, 2023)

21.1*	List of Subsidiaries

23.1*	Consent of Cherry Bekaert, LLP

23.2*	Consent of RSM US LLP

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on April 5, 2023.
**	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARPLINK GAMING LTD.

Dated: July 14, 2023	By:	/s/ Rob Phythian
Rob Phythian
Chief Executive Officer and Director

Dated: July 14, 2023	By:	/s/ Robert DeLucia
Robert DeLucia
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Rob Phythian	Chief Executive Officer and Director	July 14, 2023
Rob Phythian	(Principal Executive Officer)

/s/ Robert DeLucia	Chief Financial Officer	July 14, 2023
Robert DeLucia	(Principal Financial Officer)

/s/ Chris Nicholas	Chief Operator Officer and Director	July 14, 2023
Chris Nicholas

/s/ Joseph Housman	Chairman of the Board	July 14, 2023
Joseph Housman

/s/ Paul Abdo	Director	July 14, 2023
Paul Abdo

/s/ Thomas Doering	Director	July 14, 2023
Thomas Doering

/s/ Adrienne Anderson	Outside Director	July 14, 2023
Adrienne Anderson

/s/ Scott Pollei	Outside Director	July 14, 2023
Scott Pollei

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

Due to the nature of the Company’s revenue sources including multiple performance obligations, management exercises significant judgment in the following areas in determining appropriate revenue recognition:

●	Determination of which products and services are considered to be a distinct performance obligation that should be accounted for separately or combined.

●	Determination of the pattern of delivery for each distinct performance obligation.

●	Determination of which products and services are recognized over time or point in time.

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

How We Addressed the Matter in Our Audit

Based on our knowledge of the Company, we determined the nature and extent of procedures to be performed over revenue, including determination of revenue streams over which those procedures were performed. Our audit procedures included the following for each revenue stream where procedures were performed:

●	Obtained an understanding of the internal controls and processes in place over the Company’s revenue recognition processes.

●	Analyzed the significant assumptions and estimates made by management as discussed above.

●	Selected a sample of revenue transactions and assessed the recorded revenue, analyzed the related contract, assessed likelihood of collection, tested management’s identification of distinct performance obligations, and compared amounts recognized for consistency within underlying documentation.

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

Our audit procedures included the following:

●	Obtained an understanding of the internal controls and processes over the valuation of the intangible assets, including management’s controls over forecasts of future cash flows and selection of other significant assumptions.

●	Evaluated the reasonableness of management’s forecasts by comparing the forecasts to actual historical results and trends.

●	We compared the forecasts to internal forecasts and other information obtained while performing the audit.

●	We reviewed the purchase agreement to ensure that all acquired assets and assumed liabilities were appropriately identified.

●	We compared the revenue growth rates and profit margins to available external information.

●	With the assistance of our fair value specialists, we performed the following:

○	We evaluated the reasonableness of the valuation methodologies selected and the mathematical accuracy of the calculation.We tested the source information underlying the determination of the discount rates, tested the mathematical accuracy of the calculations and compared those to the amounts selected by management.

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

Minneapolis, Minnesota

May 16, 2022

SHARPLINK GAMING LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

	December 31, 2022	December 31, 2021
Assets
Current Assets
Cash	$39,324,529	$6,065,461
Restricted cash	11,132,957	-
Accounts receivable, net of allowance	823,530	956,555
Contract assets	219,116	147,913
Prepaid expenses and other current asset	1,100,433	217,296
Current assets from discontinued operations	1,310,000	2,101,209
Total current assets	53,910,565	9,488,434

Investment, cost	200,000	200,000
Equipment, net	60,218	55,105
Right-of-use asset - operating lease	230,680	165,522
Intangibles
Intangible assets, net	3,727,933	5,551,540
Goodwill	6,916,095	3,511,167
Non-current assets from discontinued operations	-	1,588,058
Total assets	$65,045,491	$20,559,826

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$2,125,707	$1,404,022
Contract liabilities	2,166,451	308,058
Due to Affiliate	-	93,954
Prize liability	6,061,434	-
Due to Seller	-	691,523
Customer deposits	42,171,589	-
Line of credit	4,120,651	-
Current portion of long-term debt	1,018,918	-
Current portion of lease liability	31,070	29,265
Current liabilities from discontinued operations	1,215,153	3,333,733
Total current liabilities	58,911,033	5,860,555

Long-Term Liabilities
Deferred tax liability	6,206	5,581
Debt, less current portion	2,931,698	-
Lease liability, less current portion	210,037	136,257
Non-current liabilities from discontinued operations	-	365,977
Total liabilities	62,058,974	6,368,370

Commitments and Contingencies
Stockholders’ Equity

Ordinary shares, $0.02 par value; authorized shares 92,900,000 issued and outstanding shares: 26,880,250 and 22,360,987, respectively	537,731	447,346
Series A-1 preferred stock, $0.02 par value; authorized shares: 2,600,000 issued and outstanding shares: 66,303 and 54,737, respectively liquidation preference: $138,414 and $118,741, respectively	1,326	1,094
Series B preferred stock, $0.02 par value; authorized shares: 3,700,000; issued and outstanding shares: 124,810 and 124,810, respectively; liquidation preference: $595,245 and $274,939, respectively	2,496	2,496
Treasury stock, 900 ordinary shares at cost	(29,000)	(29,000)
Additional paid-in capital	76,039,604	72,101,783
Accumulated deficit	(73,565,641)	(58,332,263)
Total stockholders’ equity	2,986,517	14,191,456
Total liabilities and stockholders’ equity	$65,045,491	$20,559,826

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

See Accompanying Notes to Consolidated Financial Statements.

SHARPLINK GAMING LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Ordinary shares		Series A-1 preferred stock		Series B preferred stock		Additional Paid-In	Treasury	Stock	Accumulated	Total shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	stock	subscription	deficit	equity

Balance, December 31, 2020 [1]	10,750,768	$215,014	-	$-	-	$-	$3,833,891	$-	$(5,266)	$(2,688,128)	$1,355,511

Net loss	-	-	-	-	-	-	-	-	-	(55,644,135)	(55,644,135)
Stock-based compensation expense	-	-	-	-	-	-	1,656,674	-	-	-	1,656,674
Stock option exercises	25,917	518	-	-	-	-	23,745	-	-	-	24,263
Collection of stock subscription	-	-	-	-	-	-	-	-	5,266	-	5,266
Series A Preferred Stock discount accretion	-	-	-	-	-	-	(373,560)	-	-	-	(373,560)
Series A Preferred Stock dividend accretion	-	-	-	-	-	-	(91,192)	-	-	-	(91,192)
Dividends on Series A Preferred Stock in common stock	51,832	1,165	-	-	-	-	93,535	-	-	-	94,700
Issuance of Series A-1 preferred stock in exchange for Series A preferred stock	-	-	1,230,956	24,619	-	-	1,704,482	-	-	-	1,729,101
Issuance of series A-1 preferred stock in exchange for commitment fee	-	-	700,989	14,020	-	-	4,752,707	-	-	-	4,766,727
Issuance of Series B preferred stock in Series A-1 preferred stock	-	-	-	-	3,692,865	73,857	25,037,622	-	-	-	25,111,479
Vesting of warrant upon Go Public Transaction	850,330	17,007	-	-	-	-	1,984,670	-	-	-	2,001,677
Conversion of Series A-1 preferred stock into ordinary shares	1,931,945	38,639	(1,931,945)	(38,639)	-	-	-	-	-	-	-
Conversion of Series B preferred stock into ordinary shares	3,568,055	71,361	-	-	(3,568,055)	(71,361)	-	-	-	-	-
Dividends on Series B preferred stock in Series A-1 preferred stock	-	-	54,737	1,094	-	-	(1,094)	-	-	-	-
Issuance of ordinary shares in MTS Merger	3,162,951	63,258	-	-	-	-	22,075,774	(29,000)	-	-	22,110,032
Issuance of ordinary shares in FourCubed Acquisition	606,114	12,122	-	-	-	-	1,594,080	-	-	-	1,606,202
Issuance of ordinary shares, prefunded warrants and regular warrants to institutional investor	1,413,075	28,262	-	-	-	-	9,810,449	-	-	-	9,838,711

Balance, December 31, 2021	22,360,987	$447,346	54,737	$1,094	124,810	$2,496	$72,101,783	$(29,000)	$-	$(58,332,263)	$14,191,456

Net loss										(15,233,378)	(15,233,378)
Stock-based compensation expense	-	-	-	-	-	-	2,486,152	-	-	-	2,486,152
Dividends on Series B preferred stock in Series A-1 preferred stock	-	-	11,566	232			(232)
Issuance of ordinary shares for services	200,000	4,000	-	-	-	-	168,000	-	-	-	172,000
Issuance of ordinary shares in SportsHub Gaming Network Acquisition	4,319,263	86,385	-	-	-	-	1,283,902	-	-	-	1,370,287
											-
Balance, December 31, 2022	26,880,250	$537,731	66,303	$1,326	124,810	$2,496	$76,039,605	$(29,000)	$-	$(73,565,641)	$2,986,517

1	Equity structure was adjusted for all periods presented using the exchange ratio established in the Go-Public Merger Agreement with Mer Telemanagement Solutions Ltd. to reflect the number of shares of the legal parent, SharpLink, Inc. (the accounting acquiree) issued in the MTS Merger (reverse acquisition). See Note 3 for a discussion of the MTS Merger.

See Accompanying Notes to Consolidated Financial Statements.

SHARPLINK GAMING LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
Includes cash flow activities from both continuing and discontinued operations
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(15,303,402)	$(33,469,830)
Net income (loss) from discontinued operations, net of tax	$70,024	$(22,174,305)
Net loss	$(15,233,378)	$(55,644,135)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,165,517	206,246
Amortization of loan costs	8,073	-
Amortization of prepaid stock issued for services	43,000	-
Deferred tax expense	625	1,172
Stock-based compensation expense	2,486,151	1,656,674
Commitment fee expense	-	23,301,206
Gain on disposal of equipment	2,594	-
Goodwill and intangible asset impairment expenses	4,726,000	-
Write off of amounts related to acquisition of FourCubed	(303,523)	-
Advisory expenses in exchange for warrant	-	2,001,677
Changes in assets and liabilities
Accounts receivable	319,737	(175,645)
Contract assets	(71,203)	127,424
Prepaid expenses and other current assets	1,068,832	(203,585)
Other long-term assets	-	-
Accrued expenses and other current liabilities	1,012,947	798,026
Other long-term liabilities	-	(98,360)
Contract liabilities	(1,715,892)	-

Net cash used for operating activities - continuing operations	(6,490,519)	(5,854,995)
Net cash used for operating activities - discontinued operations	553,133	(215,879)
Net cash used for operating activities	(5,937,386)	(6,070,874)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for equipment	(25,707)	(58,807)
Capital expenditures for internally developed software	(137,565)	(201,436)
Investment in Quintar	-	(200,000)
Proceeds from the sale of equipment	4,493	-
Cash and restricted cash acquired in SportsHub Gaming Network Merger	48,859,270	-
Payments relating to the acquisition of FourCubed	(388,000)	(5,883,477)

Net cash generated by/(used) for investing activities - continuing operations	48,312,491	(6,343,720)
Net cash generated by (used) for investing activities - discontinued operations	(10,423)	1,932,000
Net cash generated by/(used) for investing activities	48,302,068	(4,411,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Collection of stock subscription	-	5,266
Proceeds from debt	3,250,000	-
Repayments of debt	(549,225)	-
Payments of debt issue costs	(25,432)	-
Net advances to and proceeds from Affiliate	-	(190,155)
Proceeds from issuance of Series B preferred stock	-	6,000,000
Proceeds from issuance of ordinary shares, prefunded warrants and regular warrants, net of issuance costs	-	9,838,711
Proceeds from the exercise of stock options	-	24,263

Net cash generated by financing activities - continuing operations	2,675,343	15,678,085
Net cash generated by financing activities - discontinued operations	-	-
Net cash generated by financing activities	2,675,343	15,678,085

Net change in cash and restricted cash	45,040,025	5,195,491

Cash and restricted cash, beginning of year	6,065,461	2,585,180
Less cash from discontinued operations	648,000	1,715,210
Cash and restricted cash, end of year	$50,457,486	$6,065,461

	$39,324,529	$6,065,461
Restricted cash	11,132,957	-
Total cash and restricted cash	$50,457,486	$6,065,461

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	109,165	-
Cash paid for taxes	19,916	-

NON-CASH INVESTING ACTIVITIES:
Issuance of ordinary shares in MTS Merger	-	22,110,032
Issuance of ordinary shares in FourCubed Acquisition	-	1,606,602
Issuance of ordinary shares in SportsHub Gaming Network Merger	1,370,287	-
Issuance of ordinary shares for advisory services	172,000	-
Consideration due for FourCubed Acquisition	-	691,523

NON-CASH FINANCING ACTIVITIES:
Series A Preferred Stock discount accretion	-	373,560
Series A Preferred Stock dividend accretion	-	91,192
Dividends on Series A Preferred Stock in common stock	-	94,700
Issuance of Series A-1 preferred stock in ordinary shares	-	1,729,101
Issuance of Series A-1 preferred stock in exchange for commitment fee	-	4,766,727
Issuance of Series B preferred stock in exchange for commitment fee	-	25,111,479
Dividends on Series B preferred stock in Series A-1 preferred stock	8,862	315,632
Conversion of Series A-1 preferred stock into ordinary shares	-	6,495,828
Conversion of Series B preferred stock into ordinary shares	-	24,262,771
Dividend due to forgiveness of MTS intercompany loan	2,039,000	-

NET ASSETS AND LIABILITIES ACQUIRED IN ACQUISITION OF SPORTSHUB GAMES NETWORK:

Cash and Restricted Cash	$48,859,270
Accounts receivable	186,712
Prepaids and other assets	1,916,932
Operating right-of-use asset	95,793
Equipment	11,953
Goodwill and intangible assets	7,358,703
Accounts payable and accrued liabilities	(284,345)
Customer obligations	(42,600,997)
Prize liabilities	(5,056,120)
Note payable	(5,387,851)
Other long-term liabilities	(106,703)
Deferred revenue	(3,574,285)
Deferred tax liability	(48,775)
Net assets acquired	$1,370,287

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

Severance Pay

Certain of the Company’s employees in Israel have subscribed to Section 14 of Israel’s Severance Pay Law, 5723-1963 (“Section 14”). Pursuant to Section 14, the Company’s employees, covered by this section, are entitled to monthly deposits, at a rate of 8.33% of their monthly salary, which are made on their behalf by the Company. Payments in accordance with Section 14 release the Company from any future the severance liabilities in respect of those employees. Neither severance pay liability nor severance pay fund under Section 14 for such employees is recorded on the Company’s balance sheet.

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

Note 2 – Going Concern

In the pursuit of SharpLink’s long-term growth strategy and the development of its fan activation and conversion software and related businesses, the Company has sustained continued operating losses. During the year ending December 31, 2022, the Company had a net loss from continuing operations as of December 31, 2022 and 2021 of $15,303,402 and $33,469,830, respectively; and $6,510,965 and $5,854,995 of cash used in operating activities as of December 31, 2022 and 2021, respectively. To fund these planned losses from operations, the Company secured additional financing through a $3,250,000 term loan in January 2022, as described in Note 8 - Debt. To fund future operations, as described in Note 19, on February 13, 2023, the Company entered into a Revolving Credit Agreement with Platinum Bank and executed a revolving promissory note of $7,000,000. Moreover, on February 14, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with Alpha Capital Anstalt (“Alpha”), a current shareholder of the Company, pursuant to which the Company issued to Alpha an 8% Interest Rate, 10% Original Issue Discount, Senior Convertible Debenture (the “Debenture”) in the aggregate principal amount of $4,400,000 for a purchase price of $4,000,000.

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

Note 3 – Acquisitions

Mer Telemanagement Solutions Ltd. (“MTS”)

Description of the Transaction

On July 26, 2021, Mer Telemanagement Solutions Ltd. (“MTS”), New SL Acquisition Corp., a wholly owned subsidiary of MTS (“Merger Sub”) and privately held SharpLink, Inc. (“SharpLink, Inc.”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub merged with and into SharpLink, Inc., with SharpLink, Inc. surviving as a wholly-owned subsidiary of legacy MTS (the “Reverse Merger” or “MTS Merger”). Following the MTS Merger, the Company changed its name from Mer Telemanagement Solutions Ltd. to SharpLink Gaming Ltd. (the “Company”). On a pro forma and fully-diluted basis for the Company, SharpLink, Inc. shareholders own approximately 86% of the Company, inclusive of a stock option pool of 10% of the fully-diluted outstanding share capital of the Company, and legacy MTS securityholders own approximately 14% of the fully-diluted outstanding capital of the Company.

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

SportsHub Games Network, Inc. (“SportsHub”)

Description of the Transaction

On December 22, 2022 (the “Close Date”), SharpLink, through its wholly owned subsidiary, SHGN Acquisition Corp (“Acquirer” or the “Merger Subsidiary) acquired all of the outstanding capital stock of SportsHub, via an Agreement and Plan of Merger, dated as of September 6, 2022 (“Merger Agreement”). In accordance with the terms of the Equity Purchase Agreement between the Acquirer, the Acquiree and an individual acting as the SportsHub stockholders’ representative (“the Stockholder Representative”):

●	SharpLink issued an aggregate of 4,319,263 ordinary shares to the equity holders of SportsHub, on a fully diluted basis. An additional aggregate of 405,862 ordinary shares are being held in escrow for SportsHub shareholders who have yet to provide the applicable documentation required in connection with the SportsHub Merger, as well as shares held in escrow for indemnifiable losses and for the reimbursement of expenses incurred by the Stockholder Representative in performing his duties pursuant to the Merger Agreement.

●	SportsHub has merged with and into the Merger Subsidiary, with the Merger Subsidiary remaining as the surviving corporation and wholly owned subsidiary of SharpLink.

●	SportsHub, which owned 8,893,803 ordinary shares of SharpLink prior to the merger, distributed those shares to SportsHub’s stockholders immediately prior to the consummation of the Merger. These shares were not part of the purchase consideration.

●	SharpLink assumed $5,387,850 of SportsHub’s debt as purchase consideration.

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

On July 26, 2021, the Company’s board authorized the establishment and designation of 525,016 shares of Series A-1 Convertible preferred stock (“Series A-1 preferred stock”) at $0.01 par value.

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

On July 26, 2021, the Company’s board authorized the establishment and designation of 2,765,824 shares of Series B convertible preferred stock (“Series B preferred stock”) at $0.01 par value.

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

On July 26, 2021, SharpLink, Inc. completed its merger with Mer Telemanagement Solutions Ltd. (“MTS”) (the “MTS Merger”) and changed its name to SharpLink Gaming Ltd. and commenced trading on NASDAQ under the ticker symbol “SBET.” The MTS Merger was effectuated by a share exchange in which MTS issued shares to SharpLink, Inc. shareholders, resulting in SharpLink, Inc. shareholders owning approximately 86% of the capital stock of SharpLink Gaming Ltd., on a fully-diluted, as-converted basis. The exchange ratio used to determine the number of shares issued to SharpLink, Inc. shareholders was 1.3352, which was calculated pursuant to the terms of the Merger Agreement.

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

Note 10 – Warrants

Warrant – Advisory Services

On February 1, 2021, SharpLink, Inc. issued a common stock purchase warrant (“warrant”) in exchange for advisory services, which gave the holder the right to purchase up to 636,867 shares of SharpLink, Inc.’s common stock.

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

Prefunded Warrants and Regular Warrants

On November 16, 2021, the Company entered into a Securities Purchase Agreement with an existing institutional investor pursuant to which the Company agreed to issue and sell, in a registered direct offering, an aggregate of 1,413,075 of the Company’s ordinary shares at an offering price of $3.75 per share. In addition, the Company sold to the same investor certain prefunded ordinary share purchase warrants (“Prefunded Warrants”) to purchase 1,253,592 ordinary shares. The Prefunded Warrants were sold at an offering price of $3.74 per warrant share and are exercisable at a price of $0.01 per share. In a concurrent private placement, the Company agreed to issue to the same institutional investor, for each ordinary share and Prefunded Warrant purchased in the offering, an additional ordinary share purchase warrant, each to purchase one ordinary share (“Regular Warrants”). The Regular Warrants are initially exercisable six months following issuance and terminate four years following issuance. The Regular Warrants have an exercise price of $4.50 per share and are exercisable to purchase an aggregate of 2,666,667 ordinary shares.

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

Note 12 – Stock Compensation

During 2020, SharpLink, Inc. approved and adopted the 2020 Stock Incentive Plan (the “2020 plan”), which permits the grant of stock options to its employees, directors and consultants for up to 400,000 shares of SharpLink, Inc. common stock. In connection with the MTS Merger, the Company adopted the 2021 Equity Incentive Plan (the “2021 plan”) and reserved 2,336,632 ordinary shares of the Company for issuance. The Company believes that awards under the 2020 and 2021 plans better align the interests of its employees with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those options generally vest based on three years of continuous service and have ten-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the plan.

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

	2022	2021

Expected volatility	51.1 - 53.7%	51.0 - 51.8%
Expected dividends	0.0%	0.0%
Expected term (years)	5.5 - 6.0	5.5 - 6.0
Risk-free rate	1.44 - 4.24%	0.79 - 1.24%
Fair value of Ordinary Shares on grant date	$0.31 - $1.33	$1.05 - $3.29

The summary of activity under the plans as of December 31, 2022, and change during the year ended December 31, 2022 is as follows:

Options	Shares	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2021 [1]	1,783,567	$4.96	$-	-	$830,250
Granted [2]	2,496,500	$1.00	$0.52	-	$-
Exercised	-	$-	$-	-	$-
Forfeited	(1,007,796)	$5.46	$2.56	-	$-
Expired	(383,147)	$6.37	$-	-	$-

Outstanding as of December 31, 2022	2,889,124	$1.14	$-	9.3	$7,750
Exercisable as of December 31, 2022	866,727	$1.46	$-	8.7	$7,750

[1]	Equity structure was adjusted for all periods presented using the exchange ratio, 1.3352, established in the Go-Public Merger Agreement with Mer Telemanagement Solutions Ltd. to reflect the number of shares of SharpLink, Inc. (the accounting acquiree) issued in the reverse acquisition. See Note 3 in the consolidated financial statements accompanying this Annual Report on Form 10-K for a discussion of the MTS Merger.

Unamortized stock compensation expense of $1,009,269, and $2,375,624, as of December 31, 2022 and 2021 will be amortized through 2025 for 2,022,403 of unvested stock options as of December 31, 2022.

The summary of activity under the plans as of December 31, 2021, and change during the year ended December 31, 2021 is as follows:

Options	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2020	480,664	$0.94	-	$-
Granted	1,337,000	$6.21	-	$-
Exercised	(25,917)	$0.94	-	$-
Forfeited	(8,180)	$2.04	-	$-

Outstanding as of December 31, 2021	1,783,567	$4.96	9.4	$830,250
Exercisable as of December 31, 2021	658,290	$3.78	9.3	$571,099

Note 13 – Revenue Recognition

During the year ended December 31, 2022, the Company combined its revenue into the following categories:

	Affiliate Marketing Services - U.S.	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Total
Software-as-a-service	$353,200	$-	$2,493,685	$-	$2,493,685
Fee revenue	-	-	-	951,196	951,196
Services and other	62,250	3,427,698	-	-	3,843,148
Total	$415,450	$3,427,698	$2,493,685	$951,196	$7,288,029

During the twelve months ended December 31, 2021, the Company combined its revenue into the following categories:

	Affiliate Marketing Services - U.S.	Affiliate Marketing Services -International	Sports Gaming Client Services	SportsHub Gaming Network	Total
Software-as-a-service	$211,528	$-	$2,424,229	$-	$2,625,737
Services and other	-	-	-	-	-
Total	$211,528	$-	$2,424,229	$-	$2,635,757

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

Summarized financial information for the Company’s reportable segments as of and for the years ended December 31, 2022 and 2021 is shown below:

2022
	Affiliate Marketing Services - United States	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Enterprise TEM	Total

Revenue	$415,450	$3,427,698	$2,493,685	$951,196	$-	$7,288,029
Cost of revenues	141,736	2,127,555	3,119,178	765,965	-	6,154,434
Income (loss) from operations	(9,471,593)	(5,026,352)	(1,027,484)	48,912	-	(15,476,517)
Income from discontinued operations	-	-	-	-	70,024	70,024
Net income (loss)	$(9,183,309)	$(5,135,517)	$(1,027,484)	$42,908	$70,024	$(15,303,402)

2021
	Affiliate Marketing Services - United States	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Enterprise TEM	Total

Revenue	$211,528	$-	$2,424,229	$-	$-	$2,635,757
Cost of revenues	64,070	-	2,871,049	-	-	2,935,191
Income (loss) from operations	(32,773,402)	-	(696,428)	-	-	(33,469,830)
Loss from discontinued operations	-	-	-	-	(22,174,305)	(22,174,305)
Net income (loss)	$(32,774,152)	$-	$(696,427)	$-	$(22,174,305)	$(55,644,135)

Summarized revenues by country in which the Company operated for the years ended December 31, 2022 and 2021 is shown below:

December 31, 2022	Affiliate Marketing Services - United States	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Enterprise TEM	Total

United States	$415,450	$-	$2,493,685	$951,196	$-	$3,860,331
Rest of World	-	3,427,698	-	-	-	3,427,698
Revenues	$415,450	$3,427,698	$2,493,685	$951,196	$-	$7,288,029

December 31, 2021

United States	$211,528	$-	$2,424,229	$-	$-	$2,635,757
Rest of World	-	-	-	-	-	-
Revenues	$211,528	$-	$2,424,229	$-	$-	$263,577

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

The provision for (benefit from) income taxes charged to income for the years ended December 31, 2022 and 2021 consist of the following:

	2022	2021

US current tax expense	$10,718	$2,999
Foreign current tax expense	—	—
US deferred tax expense (benefit)	648	1,172

Provision for income tax expenses (benefit)	$11,366	$4,171

A reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	2022		2021

Income tax benefit at federal statutory rate	$(3,288,865)	21.0%	$(11,678,252)	21.0%
State and local income taxes net of federal tax benefit	(83,610)	0.5%	(267,103)	0.5%
Rate differentials	—	0.0%	(4,020)	0.0%
Meals and entertainment, non-deductible expenses and tax-exempt income	(44,073)	-0.1%	72,503	-0.1%
Incentive stock option expense	61,851	-0.1%	59,055	-0.1%
Nondeductible goodwill impairment	167,130	-8.2%	4,551,259	-8.2%
Nondeductible commitment fee	—	-8.8%	4,893,253	-8.8%
PPP loan forgiveness income	—	0.0%	—	0.0%
NQO Cancellations	680,002	0.0%	—	0.0%
Financial Statement True Up	(5,919)	0.0%	—	0.0%
Change in provision for uncertain tax positions	—	0.0%	1,177	0.0%
Change in valuation allowance	2,524,850	-4.3%	2,376,299	-4.3%

Provision for income tax expenses (benefit)	$11,366	0.0%	$4,171	0.0%

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

Alpha Capital Anstalt (“Alpha”) is an investor in the Company, which owns ordinary shares, Series A-1 preferred stock, Series B preferred stock, regular warrants and prefunded warrants. Alpha has a voting interest in the Company of less than 10%, but has an ownership interest in the Company that exceeds 10%. The Company has entered into financing arrangements with Alpha, as disclosed in Notes 9 and 10 to the consolidated financial statements. In February 2023, the Company entered into a convertible note financing arrangement with Alpha for $4.4 million. See Note 19.

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

●	On February 13, 2023, the New Borrower as successor by merger to Existing Borrower, LeagueSafe Management, LLC, a Minnesota limited liability company (“LeagueSafe”), Virtual Fantasy Games Acquisition, LLC, a Minnesota limited liability company (“Virtual Fantasy,” and together with LeagueSafe, collectively, the “Guarantors”) entered into a consent, assumption and second amendment agreement with the Lender. LeagueSafe and Virtual Fantasy were the Existing Borrower’s subsidiaries, and as a result of the merger, became the New Borrower’s subsidiaries.

●	On February 13, 2023, the New Borrower also executed an amended and restated term promissory note payable to the Lender in the principal amount of $1,267,199, which amended and restated the term promissory note dated as of June 9, 2020, executed by the Existing Borrower and payable to the Lender in the original principal amount of $2,000,000.

●	On February 13, 2023, the New Borrower, LeagueSafe and Virtual Fantasy (together with LeagueSafe, the “Pledgors”) entered into a consent, assumption and third amendment agreement with the Lender.

●	On February 13, 2023, the New Borrower also executed an amended and restated revolving promissory note payable to the Lender in the principal amount of $5,000,000, which amended and restated the term promissory note dated as of June 9, 2020, executed by the Existing Borrower and payable to the Lender in the original principal amount of $5,000,000.

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

On March 10, 2023, Silicon Valley Bank (“SVB”) was placed into the hands of receivers at the FDIC. On this date, SharpLink had approximately $336,000 USDs held in SVB. The FDIC has insured depositors up to $250,000 held in their account. Since that date, SVB has announced they have been acquired and have resumed most normal operations. As of March 30, 2022, we had approximately $140,000 held in SVB.

bergankdv

SportsHub Games Network, Inc. and Subsidiaries

Consolidated Financial Statements

bergankdv.com // DO MORE.

SportsHub Games Networks, Inc.
Table of Contents

Independent Accountant's Review Report	1
Consolidated Financial Statements	
Consolidated Balance Sheets	3
Consolidated Statements of Operations	5
Consolidated Statements of Other Comprehensive Loss	6
Consolidated Statements of Changes in Stockholders' Equity	7
Consolidated Statements of Cash Flows	8
Notes to Consolidated Financial Statements	10

bergankdv

Independent Accountant's Review Report

We have reviewed the accompanying consolidated financial statements of SportsHub Games Network, Inc. and its Subsidiaries, which comprise the balance sheet as of June 30, 2022 and the related consolidated statements of operations, other comprehensive loss, changes in stockholders' equity, and cash flows for the six month periods ended June 30, 2022 and 2021, and the related notes to the consolidated financial statements. A review includes primarily applying analytical procedures to management's financial data and making inquiries of company management. A review is substantially less in scope than an audit, the objective of which is the expression of an opinion regarding the consolidated financial statements as a whole. Accordingly, we do not express such an opinion.

Management's Responsibility for the Consolidated Financial Statements
Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement whether due to fraud or error.

Accountant's Responsibility
Our responsibility is to conduct the review engagement in accordance with Statements on Standards for Accounting and Review Services promulgated by the Accounting and Review Services Committee of the AICPA. Those standards require us to perform procedures to obtain limited assurance as a basis for reporting whether we are aware of any material modifications that should be made to the consolidated financial statements for them to be in accordance with accounting principles generally accepted in the United States of America. We believe that the results of our procedures provide a reasonable basis for our conclusion.

We are required to be independent of SportsHub Games Network, Inc. and Subsidiaries and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements related to our review.

Accountant's Conclusion
Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in accordance with accounting principles generally accepted in the United States of America.

BERGANKDV, LTD. | BERGANKDV.COM | **DO MORE.**

1

Report on the December 31, 2021, Consolidated Balance Sheet

The consolidated balance sheet as of December 31, 2021, and the related consolidated statements of operations, other comprehensive loss, changes in stockholders' equity, and cash flows for the year then ended (not presented herein) were audited by us, and we expressed an unmodified opinion on them in our report dated October 11, 2022. We have not performed any auditing procedures since that date.

Bergan KDV, Ltd.

Cedar Rapids, Iowa
October 11, 2022

2

	June 30, 2022	December 31, 2021
Assets		
Current assets		
Cash	$ 616,655	$ 1,228,504
Restricted cash	33,606,029	37,734,380
Receivables		
Accounts receivable	27,764	30,290
Related party	47,520	93,954
Other current assets	625,751	259,516
Total current assets	34,923,719	39,346,644
Equipment, net	40,672	65,433
Other assets		
Intangible assets, net	1,251,323	1,880,820
Goodwill, net	4,640,980	4,640,980
Right of use asset - operating lease	133,624	178,193
SharpLink equity method investment	8,004,423	23,568,578
Total other assets	14,030,350	30,268,571
Total assets	$ 48,994,741	$ 69,680,648

See notes and accountant's report.

3

	June 30, 2022	December 31, 2021
Liabilities and Stockholders' Equity		
Current liabilities		
Line of credit	$ 4,120,651	$ 4,120,651
Current maturities of long-term debt	423,062	495,618
Current portion of lease liability	81,757	119,873
Accounts payable	177,005	161,629
Accrued expenses	330,512	218,270
Prize liability	2,926,686	5,937,369
Customer deposits	26,542,354	31,342,573
Deferred revenue	5,236,857	914,412
Total current liabilities	39,838,884	43,310,395
Long-term liabilities		
Long-term debt, net of current maturities	1,049,370	1,246,046
Lease liability	77,585	104,850
Deferred tax liability	118,879	3,857,088
Total long-term liabilities	1,245,834	5,207,984
Stockholders' equity		
Preferred stock $0.0001 par value, authorized 8,000,000 shares; 3,486,316 issued and outstanding	349	349
Additional paid-in capital (preferred stock)	5,644,681	5,644,681
Common Stock $0.0001 par value; authorized 14,000,000 shares; 10,272,851 issued and outstanding	1,027	1,027
Additional paid-in capital (common stock)	9,701,563	9,701,563
Retained earnings (deficit)	(7,437,597)	5,814,649
Total stockholders' equity	7,910,023	21,162,269
Total liabilities and stockholders' equity	$ 48,994,741	$ 69,680,648

See notes and accountant's report.

4

	June 30, 2022	June 30, 2021
Revenue	$ 2,052,350	$ 3,589,535
Cost of revenues	1,140,223	2,437,578
Gross profit	912,127	1,151,957
Operating expenses		
Selling, general and administrative expenses	2,290,692	4,210,767
Depreciation and amortization	87,831	197,039
Commitment fee expense	-	18,851,927
Total operating expenses	2,378,523	23,259,733
Loss from operations	(1,466,396)	(22,107,776)
Other income (expense)		
Interest income	135,460	106,964
Interest expense	(119,478)	(122,188)
Realized loss on sale of restricted investments	-	(3,617)
Other income	24,114	14,695
Gain on loan forgiveness	-	700,000
Net loss from SharpLink equity method investment	(4,710,503)	-
Impairment of SharpLink equity method investment	(10,853,652)	-
Other income, net	(15,524,059)	695,854
Loss before income taxes	(16,990,455)	(21,411,922)
Income tax (expense) benefit	3,738,209	(700)
Net loss	(13,252,246)	(21,412,622)
Net loss attributed to non-controlling interest	-	(3,633,681)
Net loss attributed to the Company	$ (13,252,246)	$ (17,778,941)

See notes and accountant's report.

5

SportsHub Games Network, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
Six Months Ended June 30, 2022 and 2021

	June 30, 2022	June 30, 2021
Net loss	$ (13,252,246)	$ (21,412,622)
Other comprehensive income		
Net change in unrealized loss on restrictive investments	-	17,054
Comprehensive loss	(13,252,246)	(21,395,568)
Net loss attributed to non-controlling interest	-	3,633,681
Comprehensive loss attributable to the Company	$ (13,252,246)	$ (17,761,887)

See notes and accountant's report. 6

	Preferred Stock		Common Stock					
	Amount	Additional Paid-In Capital	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders' Equity
Balance, January 1, 2021	$ 349	$ 5,644,681	$ 1,027	$ 13,082,567	$ (16,294,670)	$ (17,054)	$ 375,189	$ 2,792,089
Stock option compensation	-	-	-	63,233	-	-	-	63,233
Other comprehensive income	-	-	-	-	-	17,054	-	17,054
Net loss	-	-	-	-	(17,778,941)	-	(3,633,681)	(21,412,622)
Balance, June 30, 2021	$ 349	$ 5,644,681	$ 1,027	$ 13,145,800	$ (34,073,611)	$ -	$ (3,258,492)	$ (18,540,246)
Balance, January 1, 2022	$ 349	$ 5,644,681	$ 1,027	$ 9,701,563	$ 5,814,649	$ -	$ -	$ 21,162,269
Net loss	-	-	-	-	(13,252,246)	-	-	(13,252,246)
Balance, June 30, 2022	$ 349	$ 5,644,681	$ 1,027	$ 9,701,563	$ (7,437,597)	$ -	$ -	$ 7,910,023

See notes and accountant's report.

7

	June 30, 2022	June 30, 2021
Cash Flows - Operating Activities		
Net loss	$ (13,252,246)	$ (21,412,622)
Adjustments to reconcile net loss to net cash flows - operating activities		
Depreciation and amortization	654,258	763,465
Lease incentive amortization and deferred rent	44,569	28,273
Stock option compensation	-	63,233
Deferred taxes	(3,738,209)	700
Commitment fee expense	-	18,851,927
Loss on sale of investments	-	20,671
Net loss from SharpLink equity method investment	4,710,503	-
Impairment of SharpLink equity method investment	10,853,652	-
Gain on loan forgiveness	-	(700,000)
Changes in operating assets and liabilities		
Receivables	48,960	(134,731)
Other current assets	(366,235)	(323,317)
Contract assets	-	184,745
Deferred revenue	4,322,445	3,084,334
Accounts payable	15,376	364,250
Accrued expenses	112,242	60,576
Prize liability	(3,010,683)	150,601
Customer deposits	(4,800,219)	(684,991)
Operating lease liability	(65,381)	(47,460)
Net cash flows - operating activities	(4,470,968)	269,654
Cash Flows - Investing Activities		
Capital expenditures for equipment	-	(27,199)
Proceeds from maturity of restricted investments	-	727,766
Capital expenditures for internally developed software	-	(120,033)
Net cash flows - financing activities	-	580,534
Cash Flows - Financing Activities		
Payments on long-term debt	(269,232)	(256,459)
Proceeds from long-term debt	-	857,738
Payments on note payable to seller	-	(46,056)
Net cash flows - financing activities	(269,232)	555,223
Net change in cash and restricted cash	(4,740,200)	1,405,411

See notes and accountant's report

8

	June 30, 2022	June 30, 2021
Cash and Restricted Cash		
Beginning of period	$ 38,962,884	$ 27,540,590
End of period	$ 34,222,684	$ 28,946,001
Reconciliation of Cash and Restricted Cash		
Cash	$ 616,655	$ 1,786,940
Restricted cash	33,606,029	27,159,061
Total cash and restricted cash	$ 34,222,684	$ 28,946,001
Supplemental Disclosure of Cash Flow Information		
Cash paid during the period for interest	$ 119,478	$ 122,188
Supplemental Schedule of Noncash Investing and Financing Activities		
Unrealized loss on available for sale securities included in other comprehensive loss	$ -	$ 17,054
SharpLink preferred stock and commitment fee	$ -	$ 18,851,927

See notes and accountant's report.
9

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of SportsHub Games Network, Inc. and its wholly-owned subsidiaries, LeagueSafe Management, LLC, SportsHub Reserve, LLC, and Virtual Fantasy Games Acquisition, LLC.

All significant inter-company balances and transactions have been eliminated in consolidation.

Non-controlling interest represents the interest in SharpLink that is owned by other investors and their related equity raised. This averaged approximately 17% of the activity in SharpLink, Inc. based on the percentage of ownership during the six months ended June 30, 2021. The Company allocates all of SharpLink's stock-based compensation, preferred dividend and discount accretion to non-controlling interest. Effective August 31, 2021, the Company no longer had a controlling interest in SharpLink and deconsolidated it from the Company's consolidated financial statements (see Note 4).

See accountant's report. 10

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Common Control Merger
On November 1, 2020, the Company contributed certain assets and liabilities to a newly formed, wholly owned subsidiary, Sports Technologies, LLC (STI). Following this contribution, STI merged into ST Acquisitions, LLC, a wholly owned subsidiary of SharpLink, in a reverse triangular merger under which STI was the surviving subsidiary to SharpLink. As consideration in exchange for the merger, the Company received 4,061,141 shares of SharpLink, Inc. common stock.

Concentrations of Credit Risk
The Company maintains its cash accounts in various financial institutions, the balances of which are periodically in excess of federally insured limits.

Restricted Cash
The Company's restricted cash balances consist of funds held for payment of prize liabilities for its various daily and seasonal peer-to-peer fantasy games, as well as private fantasy league dues from customers who utilize the services offered via the Company's secure online payment and league dues management website. Restricted cash is segregated from operating cash in separate accounts at the Company's SportsHub Reserve, LLC and LeagueSafe Management, LLC subsidiaries.

Equity Method Investment
As of August 31, 2021, the Company no longer had a controlling interest in SharpLink, Inc. and deconsolidated it from the Company's consolidated financial statements (see Note 4) and started to account for the investment under the equity method of accounting. Under the equity method of accounting, the investment is initially recorded at cost, then the Company's proportional share of SharpLink's net income or loss is recorded as a component of other income (expense) with a corresponding increase or decrease to the carrying value of the investment. Distributions received from SharpLink reduce the Company's carrying value of the investment. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. At December 31, 2021, the Company determined its investment was impaired and recognized an impairment loss of $29,381,877 for the year ended December 31, 2021. At June 30, 2022, the Company determined its investment was impaired and recognized an impairment loss of $10,853,652 for the six months ended June 30, 2022.

Accounts Receivable and Credit Policy
Accounts receivable are recorded at their estimated net realizable value, net of an allowance for doubtful accounts. The Company's estimate of the allowance for doubtful accounts is based upon historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. The Company does not charge interest on past due accounts. Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral. As of June 30, 2022 and December 31, 2021, there was no allowance for doubtful accounts.

See accountant's report. 11

F-66

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting for Leases
Effective January 1, 2020, the Company adopted the new lease accounting guidance in Accounting Standards Update No. 2016-02, *Leases* (ASC 842), using a modified retrospective approach. The adoption of ASC 842 resulted in the establishment of a right-of-use-asset and lease liability of $567,602 on January 1, 2020, and did not have any effect on accumulated deficit. The standard requires the recognition of right-of-use assets and lease liabilities for lease contracts with terms greater than 12 months.

Operating lease costs are recognized in the consolidated statements of operations as a single lease cost and finance lease costs are recognized in two components, interest expense and amortization expense. The Company has elected the package of practical expedients permitted in ASC 842. Accordingly, the Company accounted for its existing leases as either finance or operating leases under the new guidance, without reassessing (a) whether the contract contains a lease under ASC 842, (b) whether classification of the operating lease would be different in accordance with ASC 842, or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs in ASC 842 at lease commencement. In addition, the Company elected to utilize the practical expedient to use hindsight in determining the lease term when considering options to extend the term of leases. See Note 9 for further disclosure of the Company's lease contracts and the impact the on the consolidated financial statements.

Customer Deposits
The Company holds cash on behalf of customers in wallet accounts and accounts on the LeagueSafe Management, LLC platform. Cash related to these accounts may be drawn on at any time at the request of the customer.

See accountant's report. 14

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Revenue Recognition

The Company enters into contracts for the development, hosting, operations, maintenance, and service of games and contests that are hosted by the Company and accessed through the customer's website or other electronic media. This generally results in revenue from developing, hosting, and maintaining software for customers (cloud-hosted SaaS) or licensing revenue for the development of software.

The Company enters into implicit and explicit contracts with end users for the hosting peer to peer online fantasy game and wallet operations. This generally results in revenue from online fantasy games and wallet operations.

Revenue is recognized upon transfer of control of promised products or services (i.e., performance obligations) to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company's performance obligations are satisfied either over time (net gaming revenue, subscription revenue and certain types of fee revenue) or at a point in time (for certain types of fee revenue).

See accountant's report. 15

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SharpLink Redeemable Preferred Stock Issued with a Commitment Fee
SharpLink issued redeemable preferred stock with a commitment fee in 2020. The Company considers guidance within ASC 470-20, *Debt* (ASC 470), *Distinguishing Liabilities from Equity* (ASC 480), and *Derivatives and Hedging* (ASC 815) when accounting for a redeemable equity instrument issued with a freestanding-instruments (e.g., commitment fee), such as in the December 2020 SharpLink preferred stock issuance (First Tranche) and the second issuance upon the date the common stock of SharpLink is listed or quoted on any trading market (Going Public Transaction) (Second Tranche). In circumstances in which redeemable convertible preferred stock is issued with a commitment fee, the proceeds from the issuance of the convertible preferred stock are first allocated to the commitment fee at its full estimated fair value.

Commitment Fee
The Company accounts for the commitment fee as either equity instrument, liability, or derivative liability in accordance with ASC 480 and/or ASC 815, depending on the specific terms of the agreement. The commitment fee, which requires SharpLink to issue common shares equal to the greater of either 15% of the aggregate of the First and Second Tranche or 3% of SharpLink's issued and outstanding capital immediately following the Second Tranche, may require SharpLink to transfer a variable number of shares outside of its control, is classified as a liability. Liability-classified instruments are recorded at their estimated fair values at each reporting period until they are exercised, terminated, reclassified, or otherwise settled. The Company recognized commitment fee expense of $18,851,927 for the six months ended June 30, 2021. There was no commitment fee expense for the six months period June 30, 2022.

Paycheck Protection Program Loans
The Company followed Financial Accounting Standards Board (FASB) ASC 470 in accounting for its Paycheck Protection Program (PPP) loans. Upon forgiveness and legal release, the Company reduced the liability by the amount forgiven and recorded a gain on forgiveness.

Advertising Costs
The Company expenses the costs of advertising as incurred. Advertising expense for the six months ended June 30, 2022 and 2021, was $73,804 and $206,217, respectively.

See accountant's report. 16

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Subsequent Events
Management has evaluated subsequent events through October 11, 2022, the date which the consolidated financial statements were available for issue (See Note 19).

NOTE 2 – REVENUE RECOGNITION

Nature of Products and Services
Software License
The Company's software license allows the customer to take the software on premise. Electronic transfers of software licenses are recognized upon transfer of control, which is considered to occur when it is provided to the customer, resulting in revenue being recognized after the software has been delivered. Payments are due 30 days after being invoiced.

Software-as-a-Service
Software-as-a-Service ("SaaS") arrangements are highly integrated services of development and hosting that grant customers the right to access the software. Updates are generally made available throughout the entire term of the arrangement, which is generally the length of a league season or single event period.

Via its Sports Gaming Client Services offerings, the Company provides a stand-ready obligation that includes an online library and technical support resources in these SaaS arrangements, which constitute a single, combined performance obligation, and revenue is recognized over the term of the service. Invoicing generally reflects two milestone payment terms. Other revenues related to the Affiliate Marketing Services software the Company is developing are immaterial.

The Company's WhatIfSports product provides sports simulation software that its users pay a fee to access over a period of time. The Company provides and maintains the software throughout the duration of the season, which constitutes a single performance obligation. Revenue is recognized over the term of the service.

See accountant's report. 17

NOTE 2 – REVENUE RECOGNITION (CONTINUED)

Nature of Products and Services (Continued)
Net Gaming Revenue
The Company collects fees from customers for daily and season-long online fantasy sports games in advance and recognizes the related fees over the term of the online fantasy game. Users of season-long online games are allowed to purchase additional fantasy add-on packages. Based on the type of add-on, revenue is recognized at the time of purchase or over the related period of time the add-on is valid. The Company's performance obligation under these contracts is to provide the customers with a platform to play these fantasy sports games over the course of the season. Revenue is recognized ratably over the period of the related sports season.

Subscription Revenue
The Company collects subscriptions from customers when they sign up for access to Fantasy National Golf Club. The Company's performance obligation under these contracts is to provide users with access to their intellectual property. The property carries data that provides users with information to make betting decisions for professional golf. Revenue is initially deferred and recognized ratably over the subscription period.

Revenues by Category
The Company combines its revenue into four categories, as follows:

	For Six Months Ended June 30, 2022	For Six Months Ended June 30, 2021
Software-as-a-service and other	$ -	$ 1,631,965
Net gaming revenue	1,037,957	1,085,701
Fee revenue	503,153	350,008
Subscription revenue	511,240	521,861
Total	$ 2,052,350	$ 3,589,535

See accountant's report. 18

NOTE 2 – REVENUE RECOGNITION (CONTINUED)

Timing of Revenue Recognition
The Company has performance obligations that are satisfied over time and others that are satisfied at a point in time, as follows:

	For Six Months Ended June 30, 2022	For Six Months Ended June 30, 2021
Performance obligations satisfied over time	$ 1,549,197	$ 3,239,527
Performance obligation satisfied at a point in time	503,153	350,008
Net sales	$ 2,052,350	$ 3,589,535

Significant Judgments
The Company's lone license contract contains promises to transfer multiple products to the customer. Judgment is required to determine whether each product is considered to be a distinct performance obligation that should be accounted for separately under the contract. The Company allocates the transaction price to the distinct performance obligations based on relative standalone selling price (SSP) such as the prices charged to customers on a standalone basis, contractually stated prices, and other entity specific factors or by using information such as market conditions and other observable inputs. The Company estimates SSP by maximizing use of observable prices such as contractually stated prices.

If a group of agreements are so closely related that they are, in effect, part of a single arrangement, such agreements are deemed to be one arrangement for revenue recognition purposes. The Company exercises significant judgment to evaluate the relevant facts and circumstances in determining whether the separate agreements should be accounted for separately or as, in substance, a single arrangement. The Company's judgments about whether a group of contracts comprise a single arrangement can affect the allocation of consideration to the distinct performance obligations, which could have an effect on results of operations for the periods involved.

See accountant's report. 19

NOTE 2 – REVENUE RECOGNITION (CONTINUED)

	As of June 30, 2022	As of December 30, 2021
Accounts receivable	$ 27,764	$ 30,290
Deferred revenue	5,236,857	914,412

During the six months ended June 30, 2022 and 2021, the Company recognized all of the revenue that was included in deferred revenue at the beginning of the period. All other activity in contract advanced billing is due to the timing of invoices in relation to the timing of revenue as described above.

Contracted but unsatisfied performance obligations were approximately $5,236,857 as of June 30, 2022, which the Company expects to recognize in revenue over the next 12 months. During the six months ended June 30, 2022 and 2021, revenue was recognized from performance obligations satisfied in previous periods.

See accountant's report. 20

NOTE 3 – RESTRICTED INVESTMENTS

The Company had restricted investments that matured during the six months ended June 30, 2021 and were not renewed. During the six months ended June 30, 2021, restricted investments matured for total proceeds of $727,766.

NOTE 4 – SHARPLINK DECONSOLIDATION AND EQUITY METHOD INVESTMENT

During 2021, SharpLink preferred stockholders converted preferred shares to ordinary shares (see Note 13), and as a result, the Company no longer had a controlling interest in SharpLink as of August 31, 2021 and deconsolidated SharpLink from its consolidated financial statements effective as of August 31, 2021. In accordance with ASC 810, the Company recorded a gain on deconsolidation of $48,648,838 during the year ended December 31, 2021 in the other income (expense) section of the consolidated statements of operations. The gain on deconsolidation was calculated as follows:

Fair value of retained equity method investment	$	54,341,136
Carrying amount of non-controlling interest		(375,189)
Carrying amount of net assets of SharpLink at August 31, 2021		(5,317,109)
Gain on deconsolidation of SharpLink	$	48,648,838

The Company retained significant influence over the operating and financial policies of SharpLink and measured the fair value of the retained investment based on their share of the fair value of SharpLink, which is calculated using the market approached.

The following table provides summarized financial information for the Company's ownership interest in SharpLink accounted for under the equity method as of June 30, 2022.

Consolidated and Condensed Balance sheet		As of June 30, 2022
Current assets	$	8,060,454
Non-current assets		4,529,343
Total assets	$	12,589,797
Current liabilities	$	5,155,635
Non-current liabilities		2,841,542
Shareholders' equity		4,592,620
Total liabilities and shareholders' equity	$	12,589,797

See accountant's report. 21

NOTE 4 – SHARPLINK DECONSOLIDATION AND EQUITY METHOD INVESTMENT (CONTINUED)

Consolidated and Condensed Statement of Operations	For Six Months Ended June 30, 2022
Revenue	$ 3,647,590
Cost of revenues	3,437,400
Gross profit	210,190
Operating expenses	10,702,848
Operating loss	(10,492,658)
Other expense	(95,350)
Provision for income tax expense	(700)
Loss from discontinued operation, net of tax	(1,255,654)
Net loss	$ (11,844,362)

NOTE 5 – FAIR VALUE ASSETS AND LIABILITIES

There are three general valuation techniques that may be used to measure fair value, as described below:

1. Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources.

2. Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

3. Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Assets (liabilities) itemized below were measured at fair value using the market approach. The market approach was used for Level 1 assets measured on a non-recurring basis.

See accountant's report. 22

NOTE 5 – FAIR VALUE ASSETS AND LIABILITIES (CONTINUED)

	Carrying Amount Fair Value	Fair Value Measurement (Level 1)	(Level 2)	(Level 3)
June 30, 2022				
SharpLink equity method investment	$ 8,004,423	$ 8,004,423	$ -	$ -
	$ 8,004,423	$ 8,004,423	$ -	$ -

	Carrying Amount Fair Value	Fair Value Measurement (Level 1)	(Level 2)	(Level 3)
December 31, 2021				
SharpLink equity method investment	$ 23,568,578	$ 23,568,578	$ -	$ -
	$ 23,568,578	$ 23,568,578	$ -	$ -

NOTE 6 –EQUIPMENT

Equipment consists of the following as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022	As of December 30, 2021
Leasehold improvements	$ 220,569	$ 220,569
Furniture and fixtures	39,320	39,320
Computer equipment and software	158,422	158,422
	418,311	418,311
Less accumulated depreciation	377,639	352,878
	$ 40,672	$ 65,433

Depreciation expense for the six month periods ended June 30, 2022 and 2021, was $24,761 and $39,558, respectively.

See accountant's report.

23

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of June 30, 2022 and December 31, 2021 consists of the following:

	Cost	Accumulated Amortization	Net
Balance, June 30, 2022			
Customer relationships	$ 632,125	$ 445,658	$ 186,467
Trade names	426,890	327,174	99,716
Software	5,640,868	4,675,728	965,140
	$ 6,699,883	$ 5,448,560	$ 1,251,323
Balance, December 31, 2021			
Customer relationships	$ 632,125	$ 409,647	$ 222,478
Trade names	426,890	294,107	132,783
Software	5,640,868	4,115,309	1,525,559
	$ 6,699,883	$ 4,819,063	$ 1,880,820

As of June 30, 2022, the useful lives of intangible assets consisted of the following:

	Useful Life (years)	Weighted-Average Remianing Useful Life (years)
Customer relationships	5 - 9	2.75
Trade names	3 - 7	1.63
Software	3 - 7	1.87

See accountant's report.

24

NOTE 7 – INTANGIBLE ASSETS (CONTINUED)

Amortization expense for the six months ended June 30, 2022 and 2021, was $629,496 and $723,907 respectively. Estimated future amortization expense related to these intangible assets is as follows:

Year Ending December 31		
2022	$	480,362
2023		539,132
2024		185,477
2025		46,352
Total	$	1,251,323

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company owns approximately 40% of the outstanding ordinary shares of SharpLink as of June 30, 2022. The Company has historically paid direct expenses incurred by SharpLink's subsidiary, STI, which includes salaries and related expense for the employees of STI. The Company collects cash on behalf of the STI's revenue generating activities. The Company allocated to STI cost of revenue and selling, general, and administrative expenses totaling $157,145 and $153,322 for the six months ended June 30, 2022, and 2021, respectively, for costs incurred by the Company that were clearly applicable to the current and future revenue producing activities of STI. Management has allocated these expenses using judgement based on the most reasonable method for the type of expense. Allocation methods were based on headcount, budgeting, salaries expense, and revenue depending on the expense.

Since the merger of STI and SharpLink on November 1, 2020, the Company has generated a receivable from STI for expenses paid on behalf of STI in excess of cash collected by the Company on behalf of STI's revenue generating activities, which is recorded in related party receivable in the consolidated balance sheets as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, STI owed the Company $47,520 and $93,954, respectively.

The Company has a banking relationship with Platinum Bank (Platinum), which is considered a related party due to a board member of Platinum also serving on the board of directors for the Company and owns common stock of the Company. As of June 30, 2022 and December 31, 2021, the Company had related party cash balances of $33,194,993 and $28,549,384, respectively. The Company had interest income related to these accounts totaling $135,460 and $109,023 for the six months ended June 30, 2022 and 2021, respectively. The Company also has related party notes with Platinum as discussed in Note 10 and 11.

The Company uses Brown & Brown (Brown), formerly Hays Companies, for all of its insurance brokerage needs. Brown is considered a related party as executives in Brown and its predecessor, own common stock in the Company, a Brown employee serves on the board of directors for the Company, and another employee serves on the board of directors for both the Company and SharpLink. The Company paid $0 and $20,093 for the six months ending June 30, 2022 and 2021, respectively for insurance coverage brokered by Brown.

See accountant's report. 25

NOTE 9 – OPERATING LEASES

Total lease expense was $33,314 and $67,366 for the six months ended June 30, 2022 and 2021, respectively.

The following table summarizes the supplemental cash flow information for the six months ended June 30, 2022 and 2021:

	For Six Months Ended June 30, 2022	For Six Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:		
Operating cash flows from operating leases	$ 63,943	$ 79,886

	For Six Months Ended June 30, 2022	For Six Months Ended June 30, 2021
Weighted-average remaining lease terms		
Operating leases	29 months	46 months
Weighted-average discount rate		
Operating leases	5.50%	5.69%

See accountant's report. 26

NOTE 9 – OPERATING LEASES (CONTINUED)

The future minimum lease payments under noncancellable operating leases with terms greater than one year are listed below for the years ending December 31:

Years Ending December		
2022	$	58,124
2023		48,945
2024		34,320
2025		29,337
Total lease payments		170,726
Less interest		11,384
Present value of lease liability	$	159,342

NOTE 10 – RELATED PARTY LINE OF CREDIT

The Company has available $4,120,651 under a variable rate (5.5% as of June 30, 2022) bank line of credit, expiring June 15, 2023. The line of credit is with a related party (see Note 8). There was $4,120,651 outstanding as of both June 30, 2022 and December 31, 2021.

NOTE 11 – RELATED PARTY DEBT

The Company has the following notes payable with Platinum Bank, a related party (see Note 8).

	As of June 30, 2022	As of December 30, 2021
Note payable - Bank, $2,000,000 principal, with final advance of $158,219 on January 5, 2021. Payments are due in monthly principal and interest installments of $38,202, through maturity of December 9, 2025. Interest is fixed at 5.5% (effective rate of 5.92%). The loan is secured by assets of the Company.	$ 1,457,839	$ 1,643,479

See accountant's report. 27

NOTE 11 – RELATED PARTY DEBT (CONTINUED)

	As of June 30, 2022	As of December 30, 2021
Note payable - Bank, $750,000 principal, due on demand, and if no demand, 60 monthly installment payments of $14,240, interest charged at prime plus 1%, due August 2022. The loan is secured by all assets of the Company.	$ 34,573	$ 118,165
	1,492,412	1,761,644
Less unauthorized debt issuance costs	19,980	19,980
Less current maturities of long-term debt	423,062	495,618
Long-term debt	$ 1,049,370	$ 1,246,046

Maturities of long-term debt are as follows:

Year Ending December	
2022	$ 226,386
2023	398,823
2024	421,319
2025	445,884
Total	$ 1,492,412

NOTE 12 – PAYCHECK PROTECTION PROGRAM

The Company applied for and obtained PPP loans administered by the U.S. Small Business Administration (SBA). Under the terms of the loans, the Company could apply for forgiveness for a portion of or all of the loans. In order to meet the conditions for forgiveness, the Company was required to maintain certain employee levels and use the proceeds on eligible expenses including payroll, benefits, rent, and utilities.

In April 2020, the Company applied for and obtained a PPP loan in the amount of $700,000, established under the Coronavirus Aid, Relief, and Economic Security (Cares) Act. The Company received forgiveness from the SBA in January 2021. Accordingly, the Company recognized a gain on extinguishment of debt of $700,000 in January 2021.

See accountant's report. 28

NOTE 12 – PAYCHECK PROTECTION PROGRAM (CONTINUED)

In January 2021, the Company applied for a second PPP loan in the amount of $699,519, established under the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the Economic Aid Act). All conditions for forgiveness were met during 2021, and the loan was forgiven by the SBA in December 2021. Accordingly, the Company recognized a gain on debt extinguishment of $699,519 in December 2021.

The Company must retain all records relating to the loans for six years from the date of forgiveness and must permit authorized representatives of the SBA, including representatives of its Office of Inspector General, to access such files upon request.

NOTE 13 – PREFERRED STOCK

In July 2018, the Company filed a Certificate of Incorporation in Delaware and authorized the issuance of 14,000,000 shares of Common Stock at a $0.0001 par value per share and 8,000,000 shares of Series A Preferred Stock at a $0.0001 par value per share.

Terms of the Preferred Stock are as follows:

> Voting – Holders of each share of Series A Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Preferred Stock are convertible. Holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class and on an as-converted to Common Stock basis.
>
> Dividends – In the event that the Company declares dividends on shares of any other class or series of capital stock of the Company, holders of each share of Series A Preferred Stock shall receive a dividend in an amount at least equal to (i) in the case of a dividend on Common Stock or any class or series that is convertible into Common Stock, the same dividend payable on each share of such class or series determined as if all shares of such class or series had been converted into Common Stock and (ii) in the case of a dividend on any class or series that is not convertible into Common Stock, at a rate per share of Series A Preferred Stock determined by (A) dividing the amount of the dividend payable on each share of such class or series of capital stock by the original issuance price of such class or series of capital stock and (B) multiplying such fraction by an amount equal to the Series A Original Issue Price ($1.79 per share, subject to appropriate adjustment in the event of any stock dividend, split, or recapitalization). If the Company declares, pays or sets aside, on the same date, a dividend on shares of more than one class or series of capital stock of the Company, the dividend payable to the holders of Series A Preferred Stock shall be calculated based upon the dividend on the class or series of capital stock that would result in the highest Series A Preferred Stock dividend.

See accountant's report. 29

NOTE 13 – PREFERRED STOCK (CONTINUED)

Liquidation – Upon any voluntary or involuntary liquidation, dissolution, or winding up of the Company, Series A Preferred Stock holders shall be entitled to receive out of the assets an amount per share equal to the greater of (i) the Series A Original Issue Price, plus any accrued and unpaid dividends thereon, or (ii) such amount per share as would have been payable had all shares of Series A Preferred Stock been converted into Common Stock immediately prior to such liquidation, dissolution, or winding up before any distribution or payment shall be made to the holders of any Junior Securities. If upon any such liquidation, dissolution or winding up of the Company, the assets are insufficient to pay the Series A Liquidation Amount in full, the holders of shares of Series A Preferred Stock shall share ratably in any distribution of the assets available for distribution.

Conversion – Each share of Series A Preferred Stock shall be convertible into shares of Common Stock as is determined by dividing the Series A Original Issue Price by the conversion price, $1.79 per share. The conversion price would be reduced if the Company issues Common Stock at a price lower than the conversion price, or issues an instrument granting the holder rights to purchase Common Stock at a price lower than the conversion price.

Upon either (a) the closing of the sale of shares of Common Stock at a price of at least $10.00 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization) in a public offering under the Securities Act of 1933 resulting in at least $25,000,000 of gross proceeds to the Company and subsequently the Common Stock is listed for trading on the Nasdaq, the New York Stock Exchange or another exchange or marketplace approved the Board of Directors, or (b) the date and time, or the occurrence of an event, specified by vote or written consent of the Preferred Supermajority, then all outstanding shares of Series A Preferred Stock shall automatically be converted into shares of Common Stock, at the then effective conversion rate as calculated pursuant to the Certificate of Incorporation, and such shares may not be reissued by the Company.

NOTE 14 – SHARPLINK CONVERTIBLE PREFERRED STOCK

See accountant's report. 30

F-85

F-86

F-87

F-88

NOTE 16 – INCOME TAXES

Deferred tax assets and liabilities as of June 30, 2022 and December 31, 2021, consist of the following:

	As of June 30, 2022	As of December 31, 2021
Deferred tax assets		
Net operating losses	$ 993,026	$ 752,714
Equipment	1,561	-
Goodwill	42,209	91,342
Intangible assets	218,829	99,144
Lease liability	35,055	49,439
Research and development tax credits	82,446	82,446
Nonqualified stock compensation	27,273	27,273
Deferred rent	5,739	5,739
Deferred tax assets	1,406,138	1,108,097
Deferred tax liabilities		
Right-of-use asset	29,397	44,941
Equipment	-	510
SharpLink investment	1,495,620	4,919,734
Deferred tax liabilities	1,525,017	4,965,185
Net deferred tax liability	$ (118,879)	$ (3,857,088)

As of June 30, 2022 and December 31, 2021, the Company has a federal tax net operating loss carryforward of $4,511,662 and $3,419,339, respectively, which will be available to offset future taxable income indefinitely. As of June 30, 2022 and December 31, 2021, the Company has net operating loss carryforwards in states totaling $637,647. The state net operating loss carryforwards will begin to expire in 2034 through 2037 and are available to offset future taxable income or reduce taxes payable. The Company has a research and development tax credit of $82,446 as of June 30, 2022 and December 31, 2021, that will be available to offset future tax liabilities. Research and development tax credits will begin to expire in 2028 through 2030.

See accountant's report.

37

NOTE 16 – INCOME TAXES (CONTINUED)

Income tax expense (benefit) charged to income for the six months ended June 30, 2022 and 2021 consists of the following:

	For Six Months Ended June 30, 2022	For Six Months Ended June 30, 2021
Current income tax expense	$ -	$ -
Deferred tax expense (benefit)	(3,738,209)	700
	$ (3,738,209)	$ 700

	For Six Months Ended June 30, 2022	For Six Months Ended June 30, 2021
Income tax benefit at federal statutory rate	$ (3,567,996)	$ 700
State and local income taxes net of federal tax benefit	(169,905)	-
Other	(308)	-
Income tax expense (benefit)	$ (3,738,209)	$ 700

See accountant's report. 38

F-91

NOTE 17 – STOCK OPTION PLANS (CONTINUED)

The summary of activity under the plan as of June 30, 2022, and changes during the six months period ended is as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	459,893	$ 2.00		
Granted	67,785	0.37		
Exercised	-	-		
Forfeited or expired	-	-		
Outstanding at June 30, 2022	527,678	$ 1.79	8	$ -
Exercisable at June 30, 2022	284,249	$ 2.59	8	$ -

The summary of activity under the plan as of June 30, 2021, and changes during the six months period ended is as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	271,405	$ 2.00		
Granted	-	-		
Exercised	-	-		
Forfeited or expired	-	-		
Outstanding at June 30, 2021	271,405	$ 2.00	8	$ -
Exercisable at June 30, 2021	181,297	$ 2.00	8	$ -

Unamortized stock option expense of approximately $38,000 as of June 30, 2022, will be amortized through 2024.

See accountant's report.

40

NOTE 17 – STOCK OPTION PLANS (CONTINUED)

The fair value of each option award is estimated on the date of grant using a Black Scholes option-pricing model. SharpLink, Inc. uses historical option exercise and termination data to estimate the term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using the historical dividend amounts and the stock price at the option issue date. The expected volatility is determined using the volatility of peer companies over the expected term. SharpLink's underlying stock is not publicly traded but is estimated using valuation methods that consider the valuations in recent equity financings as well as future planned transactions. SharpLink, Inc. estimates the volatility of its underlying stock by using the average of the calculated historical volatility of a group of comparable company publicly traded stock.

NOTE 18 – LIQUIDITY

For the six months ended June 30, 2022, the Company incurred a net loss of approximately $13,250,000, which includes an equity method net loss of SharpLink of approximately $4,710,000, and SharpLink equity method investment impairment charge of approximately $10,855,000. The Company is projecting negative cash flow for calendar years 2022 and 2023. As discussed in Note 19, the Company signed an Agreement and Plan of Merger with SharpLink and SHGN Acquisition Corp that the Company expects to benefit from new revenue opportunities and overhead cost savings. The Company has also negotiated a new contract with its current merchant processor that is estimated to save approximately $150,000 on annual basis and is currently in cost saving negotiations on other contracts with current vendors. In addition, the Company's investment in SharpLink could be liquidated to provide capital for operations.

NOTE 19 – SUBSEQUENT EVENTS

On September 7, 2022, the Company signed an Agreement and Plan of Merger with SharpLink and SHGN Acquisition Corp. The Company shall be merged with and into SHGN Acquisition Corp, a wholly owned subsidiary of SharpLink. Each share of the Company's common stock issued and outstanding immediately prior to the effective time of the merger shall be converted automatically into the right to receive, without interest, a number of SHGN Acquisition Corp ordinary shares as determined by the common exchange ratio. Each share of the Company's preferred stock issued and outstanding immediately prior to the effective time of the merger shall be converted automatically into the right to receive, without interest, a number of SHGN Acquisition Corp ordinary shares as determined by the preferred exchange ratio.

Subsequent to year end, the Company amended and restated its LeagueSafe Terms and Conditions to clarify restrictions based upon the Company's policy of segregating funds paid by customers into separate accounts. The amended and restated Terms and Conditions replace all prior terms and conditions. Under the amended and restated Terms and Conditions, restricted cash balances held in separate accounts by the Company's SportsHub Reserve, LLC subsidiary will be classified as restricted. All other funds will subsequently be classified as unrestricted.

See accountant's report. 41

bergankdv

SportsHub Games Network, Inc.
and Subsidiaries

Consolidated Financial Statements

December 31, 2021 and 2020

bergankdv.com // DO MORE.

F-95

SportsHub Games Networks, Inc. and Subsidiaries
Table of Contents

Independent Auditor's Report - BerganKDV, Ltd.	1
Independent Auditor's Report - RSM US LLP	3
Consolidated Financial Statements	
Consolidated Balance Sheets	4
Consolidated Statements of Operations	6
Consolidated Statements of Other Comprehensive Loss	7
Consolidated Statements of Changes in Stockholders' Equity	8
Consolidated Statements of Cash Flows	9
Notes to Consolidated Financial Statements	12

berganKDV

Independent Auditor's Report

Opinion

We have audited the consolidated financial statements of SportsHub Games Network, Inc. and Subsidiaries, which comprise the consolidated balance sheet as of December 31, 2021, and the related consolidated statements of operations, other comprehensive loss, changes in stockholders' equity, and cash flows for the year then ended, and the related noted to the consolidated financial statements.

In our opinion, based on our audits and the report of, and additional audit procedures performed by, the other auditors, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of SportsHub Games Network, Inc. and Subsidiaries as of December 31, 2021, and the results of their operations and their cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of SharpLink Gaming Ltd. (SharpLink, formerly Mer Telemanagement Solutions Ltd.) SharpLink Gaming Ltd. was a majority-owned subsidiary of SportsHub Games Network, Inc. as of December 31, 2020. On August 31, 2021, SportsHub Games Network, Inc. no longer had a controlling interest in SharpLink Gaming Ltd. and deconsolidated it from SportsHub Games Network, Inc.'s consolidated financial statements. SharpLink Gaming Ltd.'s December 31, 2021 statements were audited by other auditors in accordance with auditing standards of the PCAOB, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included from SharpLink Gaming Ltd. is based solely on the report of the other auditors, and additional audit procedures performed by us to meet the relevant requirements of auditing standards generally accepted in the United States of America.

Basis for Opinion

We conducted our audit in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditor's Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of the Company and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audit. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

BERGANKDV, LTD. | BERGANKDV.COM | **DO MORE.** 1

Responsibilities of Management for the Consolidated Financial Statements
Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

In preparing the consolidated financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about SportsHub Games Network, Inc. and Subsidiaries' ability to continue as a going concern for one year after the date that the consolidated financial statements are issued.

Auditor's Responsibilities for the Audit of the Consolidated Financial Statements
Our objectives are to obtain reasonable assurance about whether the consolidated financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditor's report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the consolidated financial statements.

In performing an audit in accordance with GAAS, we:

- Exercise professional judgment and maintain professional skepticism throughout the audit.
- Identify and assess the risks of material misstatement of the consolidated financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.
- Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of SportsHub Games Network, Inc. and Subsidiaries' internal control. Accordingly, no such opinion is expressed.
- Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the consolidated financial statements.
- Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about SportsHub Games network, Inc. and Subsidiaries' ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control–related matters that we identified during the audit.

BerganKDV, Ltd.

Cedar Rapids, Iowa
October 11, 2022

BERGANKDV, LTD. | BERGANKDV.COM | **DO MORE.** 2

RSM

RSM US LLP

Independent Auditor's Report

Stockholders and the Board of Directors
Sportshub Games Network, Inc.

Report on the Financial Statements
We have audited the accompanying consolidated financial statements of Sportshub Games Network, Inc. and Subsidiaries (the Company), which comprise the consolidated balance sheet as of December 31, 2020, the related consolidated statements of operations, other comprehensive loss, changes in stockholders' equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements).

Management's Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's Responsibility
Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

RSM US LLP
Minneapolis, Minnesota
April 27, 2022

THE POWER OF BEING UNDERSTOOD
AUDIT | TAX | CONSULTING

RSM US LLP is the U.S. member firm of RSM International, a global network of independent audit, tax, and consulting firms. Visit rsmus.com/aboutus for more information regarding RSM US LLP and RSM International.

F-99

	2021	2020
Assets		
Current assets		
Cash	$ 1,228,504	$ 3,317,828
Restricted cash	37,734,380	24,222,762
Restricted investments	-	731,383
Receivables		
Accounts receivable	30,290	373,239
Related party	93,954	-
Contract asset	-	275,337
Other current assets	259,516	235,099
Total current assets	39,346,644	29,155,648
Equipment, net	65,433	126,233
Other assets		
Intangible assets, net	1,880,820	3,764,501
Goodwill, net	4,640,980	5,021,980
Right of use asset - operating lease	178,193	455,197
SharpLink equity method investment	23,568,578	-
Total other assets	30,268,571	9,241,678
Total assets	$ 69,680,648	$ 38,523,559

See notes to consolidated financial statements.

F-100

	2021	2020
Liabilities and Stockholders' Equity		
Current liabilities		
Line of credit	$ 4,120,651	$ 4,120,651
Current maturities of long-term debt	495,618	636,768
Current portion of lease liability	119,873	27,565
Accounts payable	161,629	123,360
Accrued expenses	218,270	501,636
Prize liability	5,937,369	2,728,499
Customer deposits	31,342,573	21,362,197
Deferred revenue	914,412	1,449,306
Note payable to seller	-	166,667
Commitment fee	-	577,000
Total current liabilities	43,310,395	31,693,649
Long-term liabilities		
Long-term debt, net of current maturities	1,246,046	1,460,285
Paycheck Protection Program loan	-	700,000
Lease liability	104,850	513,459
Deferred tax liability	3,857,088	5,030
Total long-term liabilities	5,207,984	2,678,774
Temporary Equity		
SharpLink 8% redeemable preferred stock; $0.01 par value; authorized 9,000 shares; 2,000 shares issued and outstanding; liquidation preferences of $2,003,507	-	1,359,047
Stockholders' equity		
Preferred stock $0.0001 par value; authorized 8,000,000 shares; 3,486,316 issued and outstanding	349	349
Additional paid-in capital (preferred stock)	5,644,681	5,644,681
Common Stock $0.0001 par value; authorized 14,000,000 shares; 10,272,851 issued and outstanding	1,027	1,027
Additional paid-in capital (common stock)	9,701,563	13,082,567
Retained earnings (deficit)	5,814,649	(16,294,670)
Accumulated other comprehensive loss	-	(17,054)
Non-controlling interest	-	375,189
Total stockholders' equity	21,162,269	2,792,089
Total liabilities and stockholders' equity	$ 69,680,648	$ 38,523,559

See notes to consolidated financial statements.

F-101

	2021	2020
Revenue	$ 8,024,101	$ 6,591,383
Cost of revenues	4,962,947	4,045,233
Gross profit	3,061,154	2,546,150
Operating expenses		
Selling, general and administrative expenses	11,223,147	5,111,661
Depreciation and amortization	337,858	239,373
Commitment fee expense	23,301,206	-
Goodwill impairment expense	21,722,213	508,000
Total operating expenses	56,584,424	5,859,034
Loss from operations	(53,523,270)	(3,312,884)
Other income (expense)		
Interest income	271,105	333,025
Interest expense	(272,673)	(237,505)
Realized loss on sale of restricted investments	(3,617)	(2,404)
Other income	34,736	16,812
Gain on loan forgiveness	1,399,519	46,500
Gain on deconsolidation of SharpLink	48,648,838	-
Net loss from SharpLink equity method investment	(1,390,681)	-
Impairment of SharpLink equity method investment	(29,381,877)	-
Other income, net	19,305,350	156,428
Loss before income taxes	(34,217,920)	(3,156,456)
Income tax (expense) benefit	(3,858,000)	334
Net loss	(38,075,920)	(3,156,122)
Net loss attributed to non-controlling interest	(26,115,822)	(196,303)
Net loss attributed to the Company	$(11,960,098)	$ (2,959,819)

See notes to consolidated financial statements.

F-102

SportsHub Games Network, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
Years Ended December 31, 2021 and 2020

	2021	2020
Net loss	$(38,075,920)	$ (3,156,122)
Other comprehensive income		
Net change in unrealized loss on restrictive investments	17,054	425
Comprehensive loss	(38,058,866)	(3,155,697)
Net loss attributed to non-controlling interest	26,115,822	196,303
Comprehensive loss attributable to the Company	$(11,943,044)	$ (2,959,394)

See notes to consolidated financial statements.

F-103

	Preferred Stock		Common Stock					
	Amount	Additional Paid-In Capital	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders' Equity
Balance, December 31, 2019	$ 349	$ 5,644,681	$ 971	$ 12,149,769	$ (13,334,851)	$ (17,479)	$ 500,296	$ 4,943,736
Common stock issued for business acquisition	-	-	56	891,944	-	-	-	892,000
SharpLink stock issued	-	-	-	(20,954)	-	-	20,954	-
SharpLink proceeds for prepaid stock issuance	-	-	-	-	-	-	750,000	750,000
SharpLink repayment for prepaid stock issuance	-	-	-	-	-	-	(750,000)	(750,000)
Stock option compensation	-	-	-	61,808	-	-	67,070	128,878
SharpLink preferred discount accretion	-	-	-	-	-	-	(13,321)	(13,321)
SharpLink preferred dividend accretion	-	-	-	-	-	-	(3,507)	(3,507)
Other comprehensive income	-	-	-	-	-	425	-	425
Net loss	-	-	-	-	(2,959,819)	-	(196,303)	(3,156,122)
Balance, December 31, 2020	349	5,644,681	1,027	13,082,567	(16,294,670)	(17,054)	375,189	2,792,089
Common stock issued for business combination	-	-	-	13,272,652	-	-	8,837,380	22,110,032
SharpLink stock-based compensation expense	-	-	-	595,269	-	-	401,354	996,623
SharpLink vesting of warrant	-	-	-	1,201,607	-	-	800,070	2,001,677
SharpLink preferred stock issuance in exchange for temporary equity preferred stock	-	-	-	-	-	-	1,359,047	1,359,047
SharpLink preferred stock issuance	-	-	-	-	-	-	29,878,206	29,878,206
SharpLink conversion of preferred stock to common stock and deconsolidation	-	-	-	(18,533,993)	34,069,417	-	(15,535,424)	-
Stock option compensation	-	-	-	83,461	-	-	-	83,461
Other comprehensive income	-	-	-	-	-	17,054	-	17,054
Net loss	-	-	-	-	(11,960,098)	-	(26,115,822)	(38,075,920)
Balance, December 31, 2021	$ 349	$ 5,644,681	$ 1,027	$ 9,701,563	$ 5,814,649	$ -	$ -	$ 21,162,269

See notes to consolidated financial statements.

F-104

	2021	2020
Cash Flows - Operating Activities		
Net loss	$(38,075,920)	$ (3,156,122)
Adjustments to reconcile net loss to net cash flows - operating activities		
Depreciation and amortization	1,470,707	1,421,343
Lease incentive amortization and deferred rent	102,110	(27,187)
Stock-based compensation expense	1,080,084	128,878
Advisory expenses in exchange for SharpLink warrant	2,001,677	-
Deferred taxes	4,003,907	(334)
Commitment fee expense	23,301,206	-
Loss on sale of investments	20,671	2,947
Gain on deconsolidation of SharpLink	(48,648,838)	-
Loss on changes of equity interest in SharpLink	1,390,681	-
Impairment of SharpLink equity method investment	29,381,877	-
Loss on sale of equipment	-	4,329
Goodwill impairment	21,722,213	508,000
Gain on loan forgiveness	(1,399,519)	(46,500)
Changes in operating assets and liabilities		
Receivables	637,743	671,764
Contract assets	180,064	(79,821)
Other current assets	(108,359)	(71,837)
Other non-current assets	261,000	-
Deferred revenue	359,106	(57,257)
Accounts payable	1,424,968	3,845
Accrued expenses	(1,165,551)	286,596
Contract liabilities	(767,780)	-
Prize liability	3,208,870	473,709
Customer deposits	9,980,376	3,272,309
Operating lease obligation	(230,614)	-
Other long-term liabilities	(312,000)	-
Net cash flows - operating activities	9,818,679	3,334,662
Cash Flows - Investing Activities		
Deconsolidation of cash of SharpLink	(7,019,776)	-
Capital expenditures for equipment	(40,901)	(17,467)
Proceeds from sale of equipment	-	10,909
Cash and restricted cash acquired in MTS merger	1,932,000	-
Acquisition of Fantasy National Golf Club	-	(901,000)
Proceeds from maturity of restricted investments	727,766	2,275,000
Capital expenditures for internally developed software	(167,942)	(292,229)
Net cash flows - financing activities	(4,568,853)	1,075,213

See notes to consolidated financial statements.

F-105

	2021	2020
Cash Flows - Financing Activities		
Proceeds from line of credit	$ -	$ 50,651
Payments on long-term debt	(518,603)	(153,571)
Proceeds from long-term debt	158,219	1,816,805
Proceeds from Paycheck Protection Program loan	699,519	746,500
Payments on note payable to seller	(166,667)	(833,333)
SharpLink proceeds for preferred stock issuance	6,000,000	-
SharpLink proceeds for prepaid stock issuance	-	750,000
SharpLink repayment for prepaid stock issuance	-	(750,000)
SharpLink preferred stock and commitment fee issuance	-	1,919,219
Net cash flows - financing activities	6,172,468	3,546,271
Net change in cash and restricted cash	11,422,294	7,956,146
Cash and Restricted Cash		
Beginning of year	27,540,590	19,584,444
End of year	$ 38,962,884	$ 27,540,590
Reconciliation of Cash and Restricted Cash		
Cash	$ 1,228,504	$ 3,317,828
Restricted cash	37,734,380	24,222,762
Total cash and restricted cash	$ 38,962,884	$ 27,540,590
Supplemental Disclosure of Cash Flow Information		
Cash paid during the year for interest	$ 272,673	$ 244,062

See notes to consolidated financial statements. 10

F-106

	2021	2020
Supplemental Schedule of Noncash Investing and Financing Activities		
Unrealized gain (loss) on available for sale securities included in other comprehensive loss	$ 17,054	$ 425
Non-controlling interest preferred stock discount accretion	$ 373,560	$ 13,321
Non-controlling interest preferred stock dividend accretion	$ 91,192	$ 3,507
SharpLink dividends on preferred stock in ordinary shares	$ 94,700	$ -
SharpLink preferred stock issuance in exchange for temporary equity preferred stock	$ 1,359,047	$ -
SharpLink preferred stock issuance in exchange for commitment fee	$ 29,878,206	$ -
SharpLink conversion of preferred stock to ordinary shares	$ 13,758,601	$ -
Business combinations		
Assets acquired, liabilities assumed, and consideration issued in acquisition		
Cash and restricted cash	$ 1,932,000	$ -
Accounts receivable	356,000	-
Prepaid expenses and other current assets	322,000	-
Equipment	25,000	-
Other long-term assets	261,000	-
Intangible assets	483,000	1,120,000
Goodwill	22,581,032	1,772,000
Accrued expenses	(2,129,000)	-
Deferred revenue	(914,000)	(99,000)
Other current liabilities	(495,000)	-
Other long-term liabilities	(312,000)	-
Stock issued	22,110,032	892,000
Note payable issued	-	1,000,000
Net cash paid	-	901,000
Total consideration issued in acquisition	$ 22,110,032	$ 2,793,000

See notes to consolidated financial statements.

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of SportsHub Games Network, Inc. and its wholly-owned subsidiaries, LeagueSafe Management, LLC, SportsHub Reserve, LLC, and Virtual Fantasy Games Acquisition, LLC.

Non-controlling interest represents the interest in SharpLink that is owned by other investors and their related equity raised. This averaged approximately 17% of the activity in SharpLink based on the percentage of ownership during the year ended December 31, 2020. The Company allocates all of SharpLink's stock-based compensation, preferred dividend and discount accretion to non-controlling interest. During 2021, the Company no longer had a controlling interest in SharpLink and deconsolidated it from the Company's consolidated financial statements (see Note 5).

All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business Acquisitions
The Company accounts for business acquisitions under the acquisition method of accounting as required by the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, *Business Combinations*. The total cost of business acquisitions is determined based on the fair value of the consideration transferred to the seller to acquire control, while the cost allocated to the underlying separately identifiable net assets acquired is based on their respective estimated fair values. The excess of the consideration transferred over the estimated fair values of the net assets acquired is recorded as goodwill. Net assets not separately identifiable are subsumed into goodwill. Fair values are calculated using a variety of methodologies including the cost approach, which uses the concept of replacement as an indicator of market value, and the income approach, which utilizes discounted cash flow models. Determining the fair value of assets acquired and liabilities assumed using the valuation methodologies requires judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows and discount rates, among other items.

Common Control Merger
On November 1, 2020, the Company contributed certain assets and liabilities to a newly formed, wholly owned subsidiary, Sports Technologies, LLC (STI). Following this contribution, STI merged into ST Acquisitions, LLC, a wholly owned subsidiary of SharpLink, in a reverse triangular merger under which STI was the surviving subsidiary to SharpLink. As consideration in exchange for the merger, the Company received 4,061,141 shares of SharpLink, Inc. common stock.

Concentrations of Credit Risk
The Company maintains its cash accounts in various financial institutions, the balances of which are periodically in excess of federally insured limits.

Restricted Cash
The Company's restricted cash balances consist of funds held for payment of prize liabilities for its various daily and seasonal peer-to-peer fantasy games, as well as private fantasy league dues from customers who utilize the services offered via the Company's secure online payment and league dues management website. Restricted cash is segregated from operating cash in separate accounts at the Company's SportsHub Reserve, LLC and LeagueSafe Management, LLC subsidiaries.

Restricted Investments
In accordance with its Investment Policy, the Company invests certain restricted cash in order to increase its return during the hold period. The Company classifies its restricted investments, which consist of debt securities, as available-for-sale. Debt securities classified as available-for-sale are carried at their estimated fair value. Realized gains and losses, determined using the average cost method, are included in earnings; unrealized holding gains and losses on available-for-sale debt securities are reported in other comprehensive income.

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Restricted Investments (Continued)

The Company follows the accounting guidance related to recognition and presentation of other-than-temporary impairment. This guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security and it is more likely than not the entity will not have to sell the debt security before recovery of its cost basis, it will recognize the credit component of an other than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive loss.

Equity Method Investment

As of August 31, 2021, the Company no longer had a controlling interest in SharpLink and deconsolidated it from the Company's consolidated financial statements (see Note 5) and started to account for its investment under the equity method of accounting. Under the equity method of accounting, the investment is initially recorded at cost, then the Company's proportional share of SharpLink's net income or loss is recorded as a component of other income (expense) with a corresponding increase or decrease to the carrying value of the investment. Distributions received from SharpLink reduce the Company's carrying value of the investment. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. At December 31, 2021, the Company determined its investment was impaired as the fair value of the equity owned was less than its carrying value. The Company recognized an impairment loss of $29,381,877 for the year ended December 31, 2021.

Accounts Receivable and Credit Policy

Accounts receivable are recorded at their estimated net realizable value, net of an allowance for doubtful accounts. The Company's estimate of the allowance for doubtful accounts is based upon historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. The Company does not charge interest on past due accounts. Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral. As of December 31, 2021 and 2020, there was no allowance for doubtful accounts.

The Company estimates an allowance for doubtful accounts based upon and evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the estimate of the allowance for doubtful accounts will change.

F-110

F-112

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill (Continued)

The Company had accumulated goodwill impairment of $1,644,000 as of December 31, 2021, and 2020. During the year ended December 31, 2020, the Company took goodwill impairment charges of $508,000. Prior to deconsolidation, SharpLink recorded goodwill impairment of $21,722,213 in the Enterprise TEM reporting unit, which is included in the Enterprise TEM operating segment. The Enterprise TEM reporting unit had goodwill of $858,819 and a negative carrying amount of net assets as of December 31, 2021. There is inherent uncertainty included in the assumptions used in goodwill impairment testing. A change to any of the assumptions could lead to a future impairment that could be material.

Accounting for Leases

Effective January 1, 2020, the Company adopted the new lease accounting guidance in Accounting Standards Update No. 2016-02, *Leases* (ASC 842), using a modified retrospective approach. The adoption of ASC 842 resulted in the establishment of a right-of-use-asset and lease liability of $567,602 on January 1, 2020, and did not have any effect on accumulated deficit. The standard requires the recognition of right-of-use assets and lease liabilities for lease contracts with terms greater than 12 months.

Operating lease costs are recognized in the consolidated statements of operations as a single lease cost and finance lease costs are recognized in two components, interest expense and amortization expense. The Company has elected the package of practical expedients permitted in ASC 842. Accordingly, the Company accounted for its existing leases as either finance or operating leases under the new guidance, without reassessing (a) whether the contract contains a lease under ASC 842, (b) whether classification of the operating lease would be different in accordance with ASC 842, or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs in ASC 842 at lease commencement. In addition, the Company elected to utilize the practical expedient to use hindsight in determining the lease term when considering options to extend the term of leases. See Note 10 for further disclosure of the Company's lease contracts and the impact the on the consolidated financial statements.

Prize Liability

Customer Deposits

The Company holds cash on behalf of customers in wallet accounts and accounts on the LeagueSafe Management, LLC platform. Cash related to these accounts may be drawn on at any time at the request of the customer.

17

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Revenue Recognition

The Company enters into contracts for the development, hosting, operations, maintenance, and service of games and contests that are hosted by the Company and accessed through the customer's website or other electronic media. This generally results in revenue from developing, hosting, and maintaining software for customers (cloud-hosted SaaS) or licensing revenue for the development of software.

The Company enters into implicit and explicit contracts with end users for the hosting peer to peer online fantasy game and wallet operations. This generally results in revenue from online fantasy games and wallet operations.

Revenue is recognized upon transfer of control of promised products or services (i.e., performance obligations) to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company's performance obligations are satisfied either over time (net gaming revenue, subscription revenue and certain types of fee revenue) or at a point in time (for certain types of fee revenue).

18

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SharpLink Redeemable Preferred Stock Issued with a Commitment Fee
SharpLink issued redeemable preferred stock with a commitment fee in 2020. The Company considers guidance within ASC 470-20, *Debt* (ASC 470), *Distinguishing Liabilities from Equity* (ASC 480), and *Derivatives and Hedging* (ASC 815) when accounting for a redeemable equity instrument issued with a freestanding-instruments (e.g., commitment fee), such as in the December 2020 SharpLink preferred stock issuance (First Tranche) and the second issuance upon the date the common stock of SharpLink is listed or quoted on any trading market (Going Public Transaction) (Second Tranche). In circumstances in which redeemable convertible preferred stock is issued with a commitment fee, the proceeds from the issuance of the convertible preferred stock are first allocated to the commitment fee at its full estimated fair value.

Paycheck Protection Program Loans
The Company followed Financial Accounting Standards Board (FASB) ASC 470 in accounting for its Paycheck Protection Program (PPP) loans. Upon forgiveness and legal release, the Company reduced the liability by the amount forgiven and recorded a gain on forgiveness.

Advertising Costs
The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2021 and 2020, was $220,879 and $116,775, respectively.

19

F-117

F-118

F-119

NOTE 2 – BUSINESS COMBINATIONS (CONTINUED)

Fantasy National Golf Club
On June 10, 2020, the Company acquired the assets and liabilities of Fantasy National Golf Club in exchange for 563,000 restricted shares of the Company's common stock, $1,000,000 in cash, and a $1,000,000 promissory note payable to the seller (see Note 9). The Company financed the acquisition by obtaining a $2,000,000 term loan, as described in Note 12. The Company acquired the operations of this entity for the purpose of obtaining the software and existing customer relationships and to gain access to customers for future online fantasy sports games and game development.

The acquisition was accounted for as a business combination. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values as determined by the Company's management, using information available at the date of acquisition and assumptions of future operations available on the acquisition date. The premium paid over the fair value of the net tangible and identified intangible assets was recognized as goodwill. Goodwill is the result of expected revenue and earnings growth. Goodwill is deductible for tax purposes.

In connection with the business acquisition, the Company incurred transaction costs of approximately $6,800, which were expensed in the consolidated statement of operations and classified as selling, general, and administrative expenses, during the year ended December 31, 2020. Results of operations from this acquisition are included in the consolidated statements of operations since the date of acquisition.

24

F-120

NOTE 2 – BUSINESS COMBINATIONS (CONTINUED)

Fantasy National Golf Club (Continued)

The following table summarizes the fair value of the assets acquired and liabilities assumed for the company acquired at acquisition:

	Amount
Assets	
Developed technology	$ 920,000
Tradename	80,000
Customer relationships	120,000
Total identifiable assets acquired	1,120,000
Goodwill	1,772,000
Liability	
Deferred revenue	99,000
Purchase price	$ 2,793,000

NOTE 3 – REVENUE RECOGNITION

Nature of Products and Services

Software License

The Company's software license allows the customer to take the software on premise. Electronic transfers of software licenses are recognized upon transfer of control, which is considered to occur when it is provided to the customer, resulting in revenue being recognized after the software has been delivered. Payments are due 30 days after being invoiced.

Software-as-a-Service

Software-as-a-Service ("SaaS") arrangements are highly integrated services of development and hosting that grant customers the right to access the software. Updates are generally made available throughout the entire term of the arrangement, which is generally the length of a league season or single event period.

Via its Sports Gaming Client Services offerings, the Company provides a stand-ready obligation that includes an online library and technical support resources in these SaaS arrangements, which constitute a single, combined performance obligation, and revenue is recognized over the term of the service. Invoicing generally reflects two milestone payment terms. Other revenues related to the Affiliate Marketing Services software the Company is developing are immaterial.

The Company's WhatIfSports product provides sports simulation software that its users pay a fee to access over a period of time. The Company provides and maintains the software throughout the duration of the season, which constitutes a single performance obligation. Revenue is recognized over the term of the service.

25

F-121

NOTE 3 – REVENUE RECOGNITION (CONTINUED)

Nature of Products and Services (Continued)

Net Gaming Revenue

The Company collects fees from customers for daily and season-long online fantasy sports games in advance and recognizes the related fees over the term of the online fantasy game. Users of season-long online games are allowed to purchase additional fantasy add-on packages. Based on the type of add-on, revenue is recognized at the time of purchase or over the related period of time the add-on is valid. The Company's performance obligation under these contracts is to provide the customers with a platform to play these fantasy sports games over the course of the season. Revenue is recognized ratably over the period of the related sports season.

Fee Revenue

Subscription Revenue

The Company collects subscriptions from customers when they sign up for access to Fantasy National Golf Club. The Company's performance obligation under these contracts is to provide users with access to their intellectual property. The property carries data that provides users with information to make betting decisions for professional golf. Revenue is initially deferred and recognized ratably over the subscription period.

Revenues by Category

The Company combines its revenue into five categories, as follows:

	2021	2020
Software license	$ -	$ 142,600
Software-as-a-service and other	2,436,836	2,136,212
Net gaming revenue	3,256,654	2,628,661
Fee revenue	1,329,416	1,091,406
Subscription revenue	1,001,195	592,504
Total	$ 8,024,101	$ 6,591,383

26

F-122

NOTE 3 – REVENUE RECOGNITION (CONTINUED)

Timing of Revenue Recognition
The Company has performance obligations that are satisfied over time and others that are satisfied at a point in time, as follows:

	2021	2020
Performance obligations satisified over time	$ 6,694,685	$ 5,449,977
Performance obligation satisfied at a point in time	1,329,416	1,141,406
Net sales	$ 8,024,101	$ 6,591,383

Significant Judgments
The Company's lone license contract contains promises to transfer multiple products to the customer. Judgment is required to determine whether each product is considered to be a distinct performance obligation that should be accounted for separately under the contract. The Company allocates the transaction price to the distinct performance obligations based on relative standalone selling price (SSP) such as the prices charged to customers on a standalone basis, contractually stated prices, and other entity specific factors or by using information such as market conditions and other observable inputs. The Company estimates SSP by maximizing use of observable prices such as contractually stated prices.

If a group of agreements are so closely related that they are, in effect, part of a single arrangement, such agreements are deemed to be one arrangement for revenue recognition purposes. The Company exercises significant judgment to evaluate the relevant facts and circumstances in determining whether the separate agreements should be accounted for separately or as, in substance, a single arrangement. The Company's judgments about whether a group of contracts comprise a single arrangement can affect the allocation of consideration to the distinct performance obligations, which could have an effect on results of operations for the periods involved.

27

F-123

NOTE 3 – REVENUE RECOGNITION (CONTINUED)

Balance as of December 31, 2019	$	195,516
Labor costs expensed		(391,423)
Labor costs deferred		471,244
Balance as of December 31, 2020		275,337
Deconsolidation of SharpLink		(275,337)
Balance as of December 31, 2021	$	-

		2021		2020
Accounts receivable	$	30,290	$	373,239
Contract asset		-		275,337
Deferred revenue		914,412		1,449,306

During the years ended December 31, 2021 and 2020, the Company recognized all of the revenue that was included in deferred revenue at the beginning of the period. All other activity in contract advanced billing is due to the timing of invoices in relation to the timing of revenue as described above.

Contracted but unsatisfied performance obligations were approximately $914,412 as of December 31, 2021, which the Company expects to recognize in revenue over the next 12 months. During the year ended December 31, 2020, no revenues was recognized from performance obligations satisfied in previous periods.

28

F-124

NOTE 3 – REVENUE RECOGNITION (CONTINUED)

NOTE 4 – RESTRICTED INVESTMENTS

The Company's restricted investments held at December 31, 2020 matured during the year 2021 and were not renewed. The cost and fair value of the Company's restricted investments in available for sale debt securities are as follows at December 31, 2020:

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020				
Corporate bonds	$ 477,550	$ 1,900	$ -	$ 479,450
Treasury notes	251,067	866	-	251,933
Total	$ 728,617	$ 2,766	$ -	$ 731,383

During the years ended December 31, 2021 and 2020, restricted investments matured for total proceeds of $727,766 and $2,275,000, respectively.

NOTE 5 – SHARPLINK DECONSOLIDATION AND EQUITY METHOD INVESTMENT

During 2021, SharpLink preferred stockholders converted preferred shares to ordinary shares (see Note 15), and as a result, the Company no longer had a controlling interest in SharpLink as of August 31, 2021 and deconsolidated SharpLink from its consolidated financial statements effective as of August 31, 2021. In accordance with ASC 810, *Consolidation* (ASC 810) the Company recorded a gain on deconsolidation of $48,648,838 during the year ended December 31, 2021 in the other income (expense) section of the consolidated statements of operations. The gain on deconsolidation was calculated as follows:

Fair value of retained equity method investment	$ 54,341,136
Carrying amount of non-controlling interest	(375,189)
Carrying amount of net assets of SharpLink at August 31, 2021	(5,317,109)
Gain on deconsolidation of SharpLink	$ 48,648,838

29

F-125

NOTE 5 – SHARPLINK DECONSOLIDATION AND EQUITY METHOD INVESTMENT (CONTINUED)

The Company retained significant influence over the operating and financial policies of SharpLink and measured the fair value of the retained investment based on their share of the fair value of SharpLink, which is calculated using the market approach.

The following table provides consolidated condensed financial information for the Company's ownership interest in SharpLink accounted for under the equity method as of December 31, 2021.

Consolidated and Condensed Balance sheet		As of December 31, 2021
Current assets	$	9,488,434
Non-current assets		11,071,392
Total assets	$	20,559,826
Current liabilities	$	5,860,555
Non-current liabilities		507,815
Shareholders' equity		14,191,456
Total liabilities and shareholders' equity	$	20,559,826

Consolidated and Condensed Statement of Operations		Year Ended December 31, 2021
Revenue	$	4,151,605
Cost of revenues		3,869,105
Gross profit		282,500
Operating expenses		55,932,607
Operating loss		(55,650,107)
Other income		29,055
Provision for income tax expense		(6,083)
Loss from discontinued operation, net of tax		(17,000)
Net loss	$	(55,644,135)

30

F-126

NOTE 6 – FAIR VALUE ASSETS AND LIABILITIES

There are three general valuation techniques that may be used to measure fair value, as described below:

1. Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources.

2. Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

3. Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Assets (liabilities) itemized below were measured at fair value during the year ended using the market and income approaches. The market approach was used for Level 1 assets.

Financial assets measured at fair value on a non-recurring basis at December 31, 2021, were:

	Carrying Amount	Fair Value Measurement		
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2021				
SharpLink equity method investment	$ 23,568,578	$ 23,568,578	$ -	$ -
	$ 23,568,578	$ 23,568,578	$ -	$ -

31

F-127

NOTE 6 – FAIR VALUE ASSETS AND LIABILITIES (CONTINUED)

	Carrying Amount	Fair Value Measurement		
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2020				
Available-for-sale securities				
Corporate bonds	$ 479,450	$ -	$ 479,450	$ -
Treasury notes	251,933	251,933	-	-
Commitment Fee	577,000	-	-	(577,000)
	$ 1,308,383	$ 251,933	$ 479,450	$ (577,000)

The change in Level 3 liabilities measured at fair value on a recurring basis is summarized below for the years ended December 31:

	2021	2020
Balance, beginning of year	$ 577,000	$ -
Issuances	22,724,206	577,000
SharpLink issuance of preferred stock in exchange for commitment fee	(23,301,206)	-
Balance, end of year	$ -	$ 577,000

32

F-128

NOTE 7 – EQUIPMENT

Equipment consists of the following as of December 31:

	2021	2020
Leasehold improvements	$ 220,569	$ 220,569
Furniture and fixtures	39,320	67,320
Computer equipment and software	158,422	189,139
	418,311	477,028
Less accumulated depreciation	352,878	350,795
	$ 65,433	$ 126,233

Depreciation expense for the years ended December 31, 2021 and 2020, was $72,116 and $88,760, respectively.

NOTE 8 – INTANGIBLE ASSETS

	Cost	Accumulated Amortization	Net
Balance, December 31, 2021			
Customer relationships	$ 632,125	$ 409,647	$ 222,478
Trade names	426,890	294,107	132,783
Software	5,640,868	4,115,309	1,525,559
	$ 6,699,883	$ 4,819,063	$ 1,880,820
Balance, December 31, 2020			
Customer relationships	$ 792,125	$ 435,666	$ 356,459
Trade names	426,890	222,414	204,476
Software	6,412,133	3,333,239	3,078,894
Software in development	124,672	-	124,672
	$ 7,755,820	$ 3,991,319	$ 3,764,501

33

F-129

NOTE 8 – INTANGIBLE ASSETS (CONTINUED)

As of December 31, 2021, the useful lives of intangible assets consisted of the following:

	Useful Life (years)	Weighted-Average Remianing Useful Life (years)
Customer relationships	5 - 9	3.24
Trade names	3 - 7	2.04
Software	3 - 7	2.36

Amortization expense for the years ended December 31, 2021 and 2020 and 2020, was $1,398,595 and $1,332,580, respectively. Estimated future amortization expense related to these intangible assets is as follows:

Year Ending December 31		
2022	$	1,109,859
2023		539,132
2024		185,477
2025		46,352
Total	$	1,880,820

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company owns approximately 40% of the outstanding ordinary shares of SharpLink as of December 31, 2021. The Company has historically paid direct expenses incurred by SharpLink's subsidiary, STI, which includes salaries and related expense for the employees of STI. The Company collects cash on behalf of the STI's revenue generating activities. The Company allocated to STI cost of revenue and selling, general, and administrative expenses totaling $284,625 and $2,211,303 for the years ended December 31, 2021, and 2020, respectively, for costs incurred by the Company that were clearly applicable to the current and future revenue producing activities of STI. Management has allocated these expenses using judgement based on the most reasonable method for the type of expense. Allocation methods were based on headcount, budgeting, salaries expense, and revenue depending on the expense.

Since the merger of STI and SharpLink on November 1, 2020, the Company has generated a receivable from STI for expenses paid on behalf of STI in excess of cash collected by the Company on behalf of STI's revenue generating activities, which is recorded in related party receivable in the consolidated balance sheet as of December 31, 2021. As of December 31, 2021, STI owed the Company $93,954.

34

F-130

NOTE 9 – RELATED PARTY TRANSACTIONS (CONTINUED)

In June of 2020, the Company purchased the assets of Fantasy National Golf Club. In connection with the purchase, the Company issued a promissory note in the amount of $1,000,000 to the seller, who was an employee of the Company as of December 31, 2021 and 2020. The promissory note carries interest at 2.5% annually and is being repaid in six monthly installments. As of December 31, 2020, there was approximately $167,000 outstanding on the promissory note. The loan was paid off in January 2021.

The Company has a banking relationship with Platinum Bank (Platinum), which is considered a related party due to a board member of Platinum also serving on the board of directors for the Company and owns common stock of the Company. As of December 31, 2021 and 2020, the Company had related party cash balances of $28,549,384 and $15,378,004, respectively. The Company had interest income related to these accounts totaling $264,329 and $333,025, respectively. The Company also has related party notes with Platinum as discussed in Note 11 and 12.

The Company uses Brown & Brown (Brown), formerly Hays Companies, for all of its insurance brokerage needs. Brown is considered a related party as executives in Brown and its predecessor, own common stock in the Company, a Brown employee serves on the board of directors for the Company, and another employee serves on the board of directors for both the Company and SharpLink. The Company paid $163,332 and $18,330 for the years ending December 31, 2021 and 2020, respectively for insurance coverage brokered by Brown.

In June 2020, an investor contributed $550,000 to SharpLink in exchange for a convertible promissory note ("note") to purchase common stock, and joined SharpLink in an executive role. The note had a voluntary conversion feature into common stock during the term of the note and a mandatory conversion feature at maturity, June 30, 2021. The voluntary and mandatory conversion features converted the note into common stock at a price of $2.00 per share. The executive contributed an additional $200,000 in October 2020 in exchange for a convertible promissory note to purchase common stock with the same terms. In November 2020, the executive resigned from the Company and the Company repaid the investor $750,000, which represents the total investment. Proceeds received from the issuance of the notes were recorded as prepaid stock purchases in SharpLink's Additional Paid-In Capital. The repayment of the notes was recorded as a reduction to SharpLink's Additional Paid-In Capital. These transactions are reported in non-controlling interest on the accompanying consolidated statement of stockholders' equity.

NOTE 10 – OPERATING LEASES

35

F-131

NOTE 10 – OPERATING LEASES (CONTINUED)

Total lease expense was $112,769 and $165,061 for the years ended December 31, 2021 and 2020, respectively.

The following table summarizes the supplemental cash flow information for the years ended December 31, 2021 and 2020:

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:		
Operating cash flows from operating leases	$ 115,217	$ 138,445

	2021	2020
Weighted-average remaining lease terms:		
Operating leases	30 months	50 months
Weighted-average discount rate:		
Operating leases	5.50%	5.68%

36

F-132

NOTE 10 – OPERATING LEASES (CONTINUED)

The future minimum lease payments under noncancellable operating leases with terms greater than one year are listed below as of December 31, 2021:

Years Ending December	
2022	$ 128,940
2023	48,945
2024	34,320
2025	29,336
Total lease payments	241,541
Less interest	16,818
Present value of lease liability	$ 224,723

NOTE 11 – RELATED PARTY LINES OF CREDIT

The Company has available $4,120,651 under a variable rate (4.0% as of December 31, 2021) bank line of credit, expiring June 15, 2023. The line of credit is with Platinum, a related party (see Note 9). There was $4,120,651 outstanding as of December 31, 2021 and 2020.

NOTE 12 – RELATED PARTY DEBT

The Company has the following notes payable with Platinum, a related party (see Note 9).

	2021	2020
Note payable - Bank, $2,000,000 principal, with final advance of $158,219 on January 5, 2021. Payments are due in monthly principal and interest installments of $38,202, through maturity of December 9, 2025. Interest is fixed at 5.5% (effective rate of 5.92%). The loan is secured by assets of the Company.	$ 1,643,479	$ 1,841,781

37

F-133

NOTE 12 – RELATED PARTY DEBT (CONTINUED)

	2021	2020
Note payable - Bank, $750,000 principal, due on demand, and if no demand, 60 monthly installment payments of $14,240, interest charged at prime plus 1%, due August 2022. The loan is secured by all assets of the Company.	118,165	280,246
	1,761,644	2,122,027
Less unamortized deferred financing costs	19,980	24,975
Less amounts due in one year	495,618	636,768
Long-term debt	$ 1,246,046	$ 1,460,284

Future maturities of long-term debt are as follows:

Year Ending December	
2022	$ 495,618
2023	398,823
2024	421,319
2025	445,884
Total	$ 1,761,644

NOTE 13 – PAYCHECK PROTECTION PROGRAM

The Company applied for and obtained PPP loans administered by the U.S. Small Business Administration (SBA). Under the terms of the loans, the Company could apply for forgiveness for a portion of or all of the loans. In order to meet the conditions for forgiveness, the Company was required to maintain certain employee levels and use the proceeds on eligible expenses including payroll, benefits, rent, and utilities.

In April 2020, the Company applied for and obtained a PPP loan in the amount of $700,000, established under the Coronavirus Aid, Relief, and Economic Security (Cares) Act. The Company received forgiveness from the SBA in January 2021. Accordingly, the Company recognized a gain on extinguishment of debt of $700,000 in 2021.

In January 2021, the Company applied for a second PPP loan in the amount of $699,519, established under the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the Economic Aid Act). All conditions for forgiveness were met during 2021, and the loan was forgiven by the SBA in December 2021. Accordingly, the Company recognized a gain on debt extinguishment of $699,519 in 2021.

38

F-134

NOTE 13 – PAYCHECK PROTECTION PROGRAM (CONTINUED)

The Company must retain all records relating to the loans for six years from the date of forgiveness and must permit authorized representatives of the SBA, including representatives of its Office of Inspector General, to access such files upon request.

NOTE 14 – PREFERRED STOCK

In July 2018, the Company filed a Certificate of Incorporation in Delaware and authorized the issuance of 14,000,000 shares of Common Stock at a $0.0001 par value per share and 8,000,000 shares of Series A Preferred Stock at a $0.0001 par value per share.

Terms of the Preferred Stock are as follows:

> Voting – Holders of each share of Series A Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Preferred Stock are convertible. Holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class and on an as-converted to Common Stock basis.
>
> Dividends – In the event that the Company declares dividends on shares of any other class or series of capital stock of the Company, holders of each share of Series A Preferred Stock shall receive a dividend in an amount at least equal to (i) in the case of a dividend on Common Stock or any class or series that is convertible into Common Stock, the same dividend payable on each share of such class or series determined as if all shares of such class or series had been converted into Common Stock and (ii) in the case of a dividend on any class or series that is not convertible into Common Stock, at a rate per share of Series A Preferred Stock determined by (A) dividing the amount of the dividend payable on each share of such class or series of capital stock by the original issuance price of such class or series of capital stock and (B) multiplying such fraction by an amount equal to the Series A Original Issue Price ($1.79 per share, subject to appropriate adjustment in the event of any stock dividend, split, or recapitalization). If the Company declares, pays or sets aside, on the same date, a dividend on shares of more than one class or series of capital stock of the Company, the dividend payable to the holders of Series A Preferred Stock shall be calculated based upon the dividend on the class or series of capital stock that would result in the highest Series A Preferred Stock dividend.

39

F-135

NOTE 14 – PREFERRED STOCK (CONTINUED)

Liquidation – Upon any voluntary or involuntary liquidation, dissolution, or winding up of the Company, Series A Preferred Stock holders shall be entitled to receive out of the assets an amount per share equal to the greater of (i) the Series A Original Issue Price, plus any accrued and unpaid dividends thereon, or (ii) such amount per share as would have been payable had all shares of Series A Preferred Stock been converted into Common Stock immediately prior to such liquidation, dissolution, or winding up before any distribution or payment shall be made to the holders of any Junior Securities. If upon any such liquidation, dissolution or winding up of the Company, the assets are insufficient to pay the Series A Liquidation Amount in full, the holders of shares of Series A Preferred Stock shall share ratably in any distribution of the assets available for distribution.

Conversion – Each share of Series A Preferred Stock shall be convertible into shares of Common Stock as is determined by dividing the Series A Original Issue Price by the conversion price, $1.79 per share. The conversion price would be reduced if the Company issues Common Stock at a price lower than the conversion price, or issues an instrument granting the holder rights to purchase Common Stock at a price lower than the conversion price.

Upon either (a) the closing of the sale of shares of Common Stock at a price of at least $10.00 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization) in a public offering under the Securities Act of 1933 resulting in at least $25,000,000 of gross proceeds to the Company and subsequently the Common Stock is listed for trading on the Nasdaq, the New York Stock Exchange or another exchange or marketplace approved the Board of Directors, or (b) the date and time, or the occurrence of an event, specified by vote or written consent of the Preferred Supermajority, then all outstanding shares of Series A Preferred Stock shall automatically be converted into shares of Common Stock, at the then effective conversion rate as calculated pursuant to the Certificate of Incorporation, and such shares may not be reissued by the Company.

NOTE 15 – SHARPLINK CONVERTIBLE PREFERRED STOCK

40

F-136

F-137

F-138

F-139

F-140

F-141

F-142

NOTE 16 – SHARPLINK WARRANTS (CONTINUED)

NOTE 17 – INCOME TAXES

Deferred tax assets and liabilities as of December 31, 2021 and 2020, consist of the following:

	2021	2020
Deferred tax assets		
Net operating losses	$ 752,714	$ 967,088
Goodwill	91,342	165,389
Intangible assets	99,144	-
Revenue recognition	-	219,878
Lease liability	49,439	119,509
Research and development tax credits	82,446	114,728
Nonqualified stock compensation	27,273	14,613
Accrued profit sharing	-	14,755
Deferred rent	5,739	-
Gross deferred tax assets	1,108,097	1,615,960
Valuation allowance	-	(1,281,609)
Deferred tax assets	$ 1,108,097	$ 334,351
Deferred tax liabilities		
Intangible assets	$ -	$ 208,604
Right-of-use asset	44,941	100,143
Accrued wages	-	26,637
Equipment	510	3,997
SharpLink equity method investment	4,919,734	-
Deferred tax liabilities	4,965,185	339,381
Net deferred tax liability	$ (3,857,088)	$ (5,030)

47

F-143

NOTE 17 – INCOME TAXES (CONTINUED)

As of December 31, 2021 and 2020, the Company has a federal tax net operating loss carryforward of $3,419,339 and $4,359,793, respectively, which will be available to offset future taxable income indefinitely. As of December 31, 2021 and 2020, the Company has net operating loss carryforwards in states totaling $637,647 and $1,200,197, respectively. The state net operating loss carryforwards will begin to expire in 2034 through 2037 and are available to offset future taxable income or reduce taxes payable. The Company has a research and development tax credit of $82,446 and $130,029 as of December 31, 2021 and 2020, that will be available to offset future tax liabilities. Research and development tax credits will begin to expire in 2028 through 2030.

	2021	2020
Current income tax expense	$ 1,000	$ -
Deferred tax expense (benefit)	3,857,000	(334)
	$ 3,858,000	$ (334)

48

F-144

NOTE 17 – INCOME TAXES (CONTINUED)

	2021	2020
Income tax benefit at federal statutory rate	$ 3,737,862	$ (662,855)
State and local income taxes net of federal tax benefit	164,108	(32,001)
Incentive stock option expense	3,304	18,898
PPP loan forgiveness income	(293,899)	(9,765)
Research and development credits	-	(51,889)
Initial recognition of SharpLink equity method investment	986,953	-
Other	183,911	7,776
Change in valuation allowance	(924,239)	729,502
Income tax expense (benefit)	$ 3,858,000	$ (334)

NOTE 18 – STOCK OPTION PLANS

The Company granted 1,669 and 10,000 options under the plan for the years ended December 31, 2021 and 2020, respectively. Compensation cost charged to operations for the plan was $83,461 and $61,808 for the years ended December 31, 2021, and 2020, respectively.

49

F-145

NOTE 18 – STOCK OPTION PLANS (CONTINUED)

	2021	2020
Expected volatility	60%	60%
Expected dividends	0.0%	0.0%
Expected term (in years)	7.20	5.75
Risk-free rate	1.1%	0.55%
Fair value of common stock on grant date	$1.95	$1.80

The summary of activity under the plan as of December 31, 2021, and changes during the year then ended is as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	254,110	$ 2.00		
Granted	220,933	1.95		
Exercised	-	-		
Forfeited or expired	(15,150)	1.98		
Outstanding at December 31, 2021	459,893	$ 2.00	8.00	$ -
Exercisable at December 31, 2021	348,440	$ 2.00	8.00	$ -

50

F-146

NOTE 18 – STOCK OPTION PLANS (CONTINUED)

The summary of activity under the plan as of December 31, 2020, and changes during the year then ended is as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	271,405	$ 2.00		
Granted	10,000	2.00		
Exercised	-	-		
Forfeited or expired	(27,295)	2.00		
Outstanding at December 31, 2020	254,110	$ 2.00	8.20	$ -
Exercisable at December 31, 2020	181,297	$ 2.00	8.20	$ -

Unamortized stock option expense of $61,044 as of December 31, 2021, will be amortized through 2024.

SharpLink granted 360,000 options under the 2020 plan for the year ended December 31, 2020. In connection with the MTS Merger, the outstanding options were adjusted by the Exchange Ratio of 1.3352 pursuant to the Merger Agreement. SharpLink granted 1,312,000 options under the 2021 plan for the year ended December 31, 2021. SharpLink recognized stock compensation expense of $1,656,674 and $67,070 for the years ended December 31, 2021 and 2020, respectively.

51

F-147

NOTE 18 – STOCK OPTION PLANS (CONTINUED)

The fair value of each option award is estimated on the date of grant using a Black Scholes option-pricing model. SharpLink uses historical option exercise and termination data to estimate the term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using the historical dividend amounts and the stock price at the option issue date. The expected volatility is determined using the volatility of peer companies over the expected term. SharpLink's underlying stock is not publicly traded but is estimated using valuation methods that consider the valuations in recent equity financings as well as future planned transactions. SharpLink estimates the volatility of its underlying stock by using the average of the calculated historical volatility of a group of comparable company publicly traded stock.

	2021	2020
Expected volatility	51.0% - 51.8%	52.4% - 70.0%
Expected dividends	0.0%	0.0%
Expected term (in years)	5.5 - 6	5.17 - 10
Risk-free rate	0.79% - 1.24%	0.11% - 0.48%
Fair value of common stock on grant date	$1.05 - $3.29	$0.94

52

F-148

NOTE 18 – STOCK OPTION PLANS (CONTINUED)

A summary of activity under SharpLink's plan as of August 31, 2021, and changes during the period then ended is as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021 (A)	480,664	$ 0.94		
Granted (B)	1,207,000	6.51		
Exercised	-	-		
Forfeited or expired	-	-		
Outstanding at August 31, 2021	1,687,664	$ 4.92	9.03	$ 2,615,737
Exercisable at August 31, 2021	584,386	$ 1.67	9.03	$ 1,440,213

B Includes 25,000 options previously granted to an employee of MTS prior to the merger but were assumed by the Company in connection with the MTS Merger.

The summary of activity under SharpLink's plan as of December 31, 2020, and changes during the year then ended is as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	-	$ -		
Granted	360,000	1.28		
Exercised	-	-		
Forfeited or expired	-	-		
Outstanding at December 31, 2020	360,000	$ 1.28	9.949	$ -
Exercisable at December 31, 2020	131,250	$ 1.28	9.881	$ -

Unamortized stock compensation expense of $2,375,624 as of December 31, 2021, will be amortized through 2024.

53

F-149

NOTE 19 – LIQUIDITY

For the year ended December 31, 2021, the Company incurred a net loss of approximately $8,110,000, which includes a non-recurring gain on deconsolidation of SharpLink of approximately $48,650,000, an equity method net loss of SharpLink of approximately $1,400,000, and SharpLink equity method investment impairment charge of approximately $29,380,000. The Company is projecting negative cash flow for calendar years 2022 and 2023. As discussed in Note 20, the Company signed an Agreement and Plan of Merger with SharpLink and SHGN Acquisition Corp that the Company expects to benefit from new revenue opportunities and overhead cost savings. The Company has also negotiated a new contract with its current merchant processor that is estimated to save approximately $150,000 on annual basis and is currently in cost saving negotiations on other contracts with current vendors. In addition, the Company's investment in SharpLink could be liquidated to provide capital for operations.

NOTE 20 – SUBSEQUENT EVENTS

On September 7, 2022, the Company signed an Agreement and Plan of Merger with SharpLink and SHGN Acquisition Corp. The Company shall be merged with and into SHGN Acquisition Corp, a wholly owned subsidiary of SharpLink. Each share of the Company's common stock issued and outstanding immediately prior to the effective time of the merger shall be converted automatically into the right to receive, without interest, a number of SHGN Acquisition Corp ordinary shares as determined by the common exchange ratio. Each share of the Company's preferred stock issued and outstanding immediately prior to the effective time of the merger shall be converted automatically into the right to receive, without interest, a number of SHGN Acquisition Corp ordinary shares as determined by the preferred exchange ratio.

Subsequent to year end, the Company amended and restated its LeagueSafe Terms and Conditions to clarify restrictions based upon the Company's policy of segregating funds paid by customers into separate accounts. The amended and restated Terms and Conditions replace all prior terms and conditions. Under the amended and restated Terms and Conditions, restricted cash balances held in separate accounts by the Company's SportsHub Reserve, LLC subsidiary will be classified as restricted. All other funds will subsequently be classified as unrestricted.

54

F-150