Form 10-Q
period 2023-06-30
SharpLink Gaming Ltd.
filed 2023-08-14
CIK 1025561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 2,833,734 Ordinary Shares, nominal value NIS 0.60 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHARPLINK GAMING LTD.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current Assets
Cash	$31,874,620	$39,324,529
Restricted cash	10,785,568	11,132,957
Accounts receivable, net of allowance for credit losses of $0 and $0, respectively	1,360,528	776,530
Unbilled receivables	195,234	47,000
Contract assets	68,602	219,116
Deferred Prize Expense	2,655,276	356,158
Prepaid expenses and other current assets	1,183,250	744,275
Current assets from discontinued operations	537,000	1,310,000
Total current assets	48,660,078	53,910,565

Investment, cost	200,000	200,000
Equipment, net	55,782	60,218
Right-of-use asset - operating lease	280,532	230,680
Intangibles
Intangible assets, net	3,804,864	3,727,933
Goodwill	6,916,095	6,916,095
Total assets	$59,917,351	$65,045,491

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$2,365,789	$2,125,707
Contract liabilities	5,633,004	2,166,451
Prize liability	5,843,661	6,061,434
Customer deposits	34,455,925	42,171,589
Line of credit	4,994,090	4,120,651
Current portion of long-term debt	1,042,436	1,018,918
Current portion of convertible debt, net of discount of $350,001 and $0, respectively, warrant discount of $1,027,450 and $0, respectively, accrued interest of $130,192 and $0, respectively	3,830,778	-
Current portion of lease liability	57,441	31,070
Current liabilities from discontinued operations	821,497	1,215,213
Total current liabilities	59,044,621	58,911,033

Long-Term Liabilities
Deferred tax liability	24,689	6,206
Debt, less current portion	2,408,735	2,931,698
Lease liability, less current portion	223,800	210,037
Total liabilities	61,701,845	62,058,974

Commitments and Contingencies
Stockholders’ Equity
Ordinary shares, $0.20 par value; authorized shares 9,290,000 issued and outstanding shares: 2,688,541	537,731	537,731
Series A-1 preferred stock, $0.20 par value; authorized shares: 260,000; issued and outstanding shares: 7,130 and 6,630, respectively; liquidation preference: $115,834 and $138,414, respectively	1,426	1,326
Series B preferred stock, $0.20 par value; authorized shares: 370,000; issued and outstanding shares: 12,481 liquidation preference: $528,908 and $595,245	2,496	2,496
Treasury stock, nine ordinary shares at cost	(29,000)	(29,000)
Additional paid-in capital	77,582,031	76,039,604
Accumulated deficit	(79,879,178)	(73,565,641)
Total stockholders’ equity (deficit)	(1,784,494)	2,986,517
Total liabilities and stockholders’ equity	$59,917,351	$65,045,491

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK GAMING LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenues	$3,257,357	$1,751,255	$6,647,748	$3,647,590
Cost of revenues	2,292,045	1,661,241	4,338,795	2,930,143
Gross profit	965,312	90,014	2,308,953	717,447

Operating expenses
Selling, general, and administrative expenses	3,748,509	3,729,746	7,419,926	6,559,638
Goodwill and intangible asset impairment expenses	-	-	-	4,726,000
Total operating expenses	3,748,509	3,729,746	7,419,926	11,285,638
Operating loss	(2,783,197)	(3,639,732)	(5,110,973)	(10,568,191)

Other income and expense
Interest income	376,842	11,188	649,263	23,502
Interest expense	(379,943)	(34,034)	(717,364)	(54,418)
Other expense	(76,644)		(76,644)
Change in fair value of convertible debenture	(422,808)	-	(678,037)	-
Total other income and expense	(502,553)	(22,846)	(822,782)	(30,916)

Net loss before income taxes	(3,285,750)	(3,662,578)	(5,933,755)	(10,599,107)
Provision for income tax expenses	6,408	700	37,149	700
Net loss from continuing operations	(3,292,158)	(3,663,278)	(5,970,904)	(10,599,807)
Net loss from discontinued operations, net of tax	(149,000)	(1,147,654)	(294,000)	(1,255,654)

Net loss	$(3,441,158)	$(4,810,932)	$(6,264,904)	$(11,855,461)

Numerator for basic and diluted net loss per share:
Net loss from continuing operations available to ordinary shareholders	$(3,341,490)	$(3,665,525)	$(6,021,185)	$(10,605,648)
Net loss from discontinued operations available to ordinary shareholders	(149,000)	(1,147,654)	(294,000)	(1,255,654)
	(3,490,490)	(4,813,179)	(6,315,185)	(11,861,302)

Denominator for basic and diluted net loss per share:
Weighted average shares outstanding	2,813,900	2,361,974	2,813,900	2,361,974

Net loss per share - Basic and diluted
Net loss from continuing operations per share	$(1.19)	$(1.55)	$(2.14)	$(4.49)
Net loss from discontinued operations per share	(0.05)	(0.49)	(0.10)	(0.53)
Net loss per share	$(1.24)	$(2.04)	$(2.24)	$(5.02)

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK GAMING LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Ordinary shares		Series A-1 preferred stock		Series B preferred stock		Additional Paid-In	Treasury	Accumulated	Total shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	stock	deficit	equity

Balance, December 31, 2021	2,236,615	$447,346	5,474	$1,094	12,481	$2,496	$72,101,783	$(29,000)	$(58,332,263)	$14,191,456

Net loss	-	-	-	-	-	-	-	-	(7,044,529)	(7,044,529)
Stock-based compensation expense	-	-	-	-	-	-	380,685	-	-	380,685
Dividends on Series B preferred stock in Series A-1 preferred stock	-	-	-	-			-
Balance, March 31, 2022	2,236,615	447,346	5,474	1,094	12,481	2,496	72,482,468	(29,000)	(65,376,792)	7,527,612
Net loss	-	-	-	-	-	-	-	-	(4,810,932)	(4,810,932)
Stock-based compensation expense	-	-	-	-	-	-	1,864,841	-	-	1,864,841
Dividends on Series B preferred stock in Series A-1 preferred stock	-	-	407	82			(82)
Balance, June 30, 2022	2,236,615	$447,346	5,881	$1,176	12,481	$2,496	$74,347,227	$(29,000)	$(70,187,724)	$4,581,521

Balance, December 31, 2022	2,688,541	$537,731	6,630	$1,326	12,481	$2,496	$76,039,605	$(29,000)	$(73,565,641)	$2,986,517
Net loss	-	-	-	-	-	-	-	-	(2,823,746)	(2,823,746)
Stock-based compensation expense	-	-	-	-	-	-	152,034	-	-	152,034
Warrants issued in conjunction with convertible debenture	-	-	-	-	-	-	1,174,229	-	-	1,174,229
Dividends on Series B preferred stock in Series A-1 preferred stock	-	-	250	50	-	-	(50)	-	-	-
Balance, March 31, 2023	2,688,541	537,731	6,880	1,376	12,481	2,496	77,365,818	(29,000)	(76,389,387)	1,489,034
Net loss	-	-	-	-	-	-	-	-	(3,441,158)	(3,441,158)
Stock-based compensation expense	-	-	-	-	-	-	167,630	-	-	167,630
Deemed dividend on Series B preferred stock anti-dilutive provision	-	-	-	-	-	-	48,633	-	(48,633)	-
Dividends on Series B preferred stock in Series A-1 preferred stock	-	-	250	50	-	-	(50)	-	-	-
Balance, June 30, 2023	2,688,541	$537,731	7,130	$1,426	12,481	2,496	$77,582,031	$(29,000)	$(79,879,178)	$(1,784,494)

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK GAMING LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
Includes cash flow activities from both continuing and discontinued operations	2023	2022

Operating activities
Net loss from continuing operations	$(5,970,904)	$(10,599,807)
Net loss from discontinued operations, net of tax	$(294,000)	$(1,255,654)
Net loss	$(6,264,904)	$(11,855,461)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	395,849	586,750
Amortization of loan costs	5,438	-
Amortization of warrant and debt discount	196,778	-
Amortization of prepaid stock issued for services	86,000	-
Change in fair value of convertible debenture	678,037	-
Accrued interest on convertible debenture	130,192	-
Deferred tax expense	18,483	698
Stock-based compensation expense	319,664	2,245,526
Non-cash lease expense	(9,718)
Write-off of amounts related to acquisition of FourCubed	-	4,726,000
Gain on disposal of equipment	-	(480)
Changes in assets and liabilities
Accounts receivable	(583,998)	(21,873)
Unbilled receivable	(148,234)	(20,375)
Contract assets	150,514	72,509
Deferred prize expense	(2,299,118)	-
Prepaid expenses and other current assets	(524,975)	(122,329)
Accounts payable and accrued expenses	240,082	(107,475)
Contract liabilities	3,466,553	(256,313)
Customer deposits and other current liabilities	(7,848,153)	-

Net cash (used for) operating activities – continuing operations	(11,991,510)	(4,752,823)
Net cash provided by (used for) operating activities - discontinued operations	(53,000)	818,355
Net cash (used for) operating activities	(12,044,510)	(3,934,468)

Investing activities
Proceeds from sale of equipment	-	4,993
Payments relating to the acquisition of FourCubed	-	(441,523)
Capital expenditures for equipment	(10,978)	(7,919)
Capital expenditures for internally developed software	(457,366)	(69,116)

Net cash used for investing activities	(468,344)	(513,565)
Net cash used for investing activities – discontinued operations	-	(10,443)
Net cash used for investing activities - continuing operations	(468,344)	(524,008)

Financing activities
Proceeds from convertible debenture	4,000,000	-
Proceeds from debt	-	3,250,000
Proceeds from line of credit	879,349	-
Repayments of debt	(503,293)	(248,598)
Payments of debt issue costs	(7,500)	(25,431)
Net cash generated by financing activities - continuing operations	4,368,556	2,975,971

Net change in cash and restricted cash	(8,144,298)	(1,482,505)

Cash and restricted cash, beginning of period	51,105,486	7,780,671
Less cash from discontinued operations	301,000	1,276,129
Cash and restricted cash, end of period	42,660,188	$5,022,037

Reconciliation of Cash and Restricted Cash
Cash	$31,874,620	$5,022,037
Restricted cash	10,785,568	-
Total cash and restricted cash	$42,660,188	$5,022,037

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	286,898	50,671
Cash paid for taxes	63,934	19,916
Extension of maturity of operating lease liability	77,742	-

Non-cash financing activities
Deemed dividend on Series B preferred stock	48,633	-
Discount on convertible debenture and purchase warrant	1,574,229	-
Dividends on Series B preferred stock in Series A-1 preferred stock	1,648	7,784

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK GAMING LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by SharpLink Gaming Ltd. (the “Company,” “SharpLink,” formerly Mer Telemanagement Services or “MTS”, “we,” or “our”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2023 and December 31, 2022, its results of operations and cash flows for the six months ended June 30, 2023 and 2022. The condensed consolidated balance sheet as of December 31, 2022, has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statement presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2022, which are included the Company’s Annual Report on Form 10-K filed with the SEC on April 5, 2023 and the Form 10-K/A filed with the SEC on July 14, 2023.

Nature of Business

The Company is an Israeli-based corporation. SharpLink is a leading online technology company that connects sports fans, leagues and sports websites to relevant and timely sports betting and iGaming content. SharpLink uses proprietary, intelligent, online conversion technology and direct-to-player (“D2P”) performance marketing strategies to convert sports fans into sports bettors and online casino game players for licensed, online sportsbook and casino operators. Further, SharpLink, through its SportsHub Gaming Network (“SportsHub”) reporting unit, owns and operates an online gaming business that primarily facilitates daily and seasonal peer-to-peer fantasy contests for its end users. The Company also operates a website that provides a variety of services to private fantasy league commissioners, including secure online payment options, transparent tracking and reporting of transactions, payment reminders, in-season security of league funds, and facilitation of prize payouts. SportsHub was acquired by the Company on December 22, 2022.

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

Reverse Share Split

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

Reclassifications

Certain reclassifications were made to the balance sheet as of December 31, 2022 to conform to the June 30, 2023 method of presentation. Certain reclassifications were made to the consolidated statements of operations for the six months ended June 30, 2022 to conform to the June 30, 2023 method of presentation. These reclassifications had no effect on reported total current assets, total assets, total current liabilities, total liabilities, total stockholder’s equity, or revenues.

Note 2 - Going Concern

In the pursuit of SharpLink’s long-term growth strategy and the development of its fan activation and conversion software and related businesses, the Company has sustained continued operating losses. During the six months ended June 30, 2023 and June 30, 2022, the Company had a net loss from continuing operations of $5,970,904 and $10,599,807 respectively; and cash used in operating activities from continuing operations of $11,991,510 and $4,752,823, respectively. To fund anticipated future planned losses from operations, on February 13, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with Alpha Capital Anstalt (“Alpha”), a current shareholder of the Company, on February 14, 2023, pursuant to which the Company issued to Alpha an 8% Interest Rate, 10% Original Issue Discount, Senior Convertible Debenture (the “Debenture”) in the aggregate principal amount of $4,400,000 for a purchase price of $4,000,000. In addition, on February 13, 2023, SharpLink, Inc., a Minnesota corporation and wholly owned subsidiary of the Company, entered into a Revolving Credit Agreement with Platinum Bank, a Minnesota banking corporation and executed a revolving promissory note of $7,000,000.

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

The unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

Note 4 - Additional Balance Sheet Information

Equipment, net

Equipment consists of computers, furniture and fixtures and is presented net of accumulated depreciation of $116,148 and $100,733 as of June 30, 2023 and December 31, 2022, respectively. Depreciation expense for the three months ended June 30, 2023 and 2022 was $5,387 and $6,119 respectively and $15,414 and $12,790 for the six months ended June 30, 2023 and 2022, respectively.

Intangible assets, net

Intangible assets, net of accumulated amortization as of June 30, 2023 and December 31, 2022 consisted of the following:

	Weighted-average
	amortization period	Cost, Net of	Accumulated
	(years)	Impairment	Amortization	Net
Balance, June 30, 2023
Customer relationships	5 - 10	$2,643,000	$486,273	$2,156,727
Acquired technology	3 - 5	1,438,700	1,239,766	198,934
Tradenames	6	640,000	56,740	583,260
Internally developed software	5	973,283	371,966	601,317
Software in development	N/A	264,626	-	264,626
		$5,959,609	$2,154,745	$3,804,864

Balance, December 31, 2022
Customer relationships	5 – 10	$2,643,000	$280,636	$2,362,364
Acquired technology	3 - 5	1,437,050	1,201,739	235,311
Tradenames	6	640,000	3,405	636,595
Internally developed software	5	749,147	288,530	460,617
Software in development	N/A	33,046	-	33,046
		$5,502,243	$1,774,310	$3,727,933

Amortization expense on intangible assets was $192,316 and $271,771 for the three months ended June 30, 2023 and 2022, respectively, and $380,435 and $570,213 for the six months ended June 30, 2023 and 2022, respectively.

Goodwill

Goodwill as of June 30, 2023 and December 31, 2022 consisted of the following:

	Sports Gaming Client Services	Sports Hub Gaming	Affiliate Marketing Services - International	Total
Balance as of December 31, 2022	$381,000	$4,919,928	$1,615,167	$6,916,095
Goodwill	-	-	-	-
Less: Impairment charges	-	-	-	-
Balance as of June 30, 2023	$381,000	$4,919,928	$1,615,167	$6,916,095

Note 5 - Acquisitions

SportsHub Games Network, Inc. (“SportsHub”)

Description of the Transaction

On December 22, 2022, SharpLink, through its wholly owned subsidiary, SHGN Acquisition Corp (“Acquirer” or the “Merger Subsidiary”) acquired all of the outstanding capital stock of SportsHub (the “SportsHub Acquisition”), via an Agreement and Plan of Merger, dated as of September 6, 2022 (the “SportsHub Merger Agreement”). In accordance with the terms of the SportsHub Merger Agreement between the Acquirer, SportsHub and an individual acting as the SportsHub stockholders’ representative (the “Stockholder Representative”):

●	SharpLink issued an aggregate of 431,926 ordinary shares to the equity holders of SportsHub, on a fully diluted basis, including 377,985 ordinary shares actually issued on December 22, 2022 and an additional aggregate of 53,941 shares being held in escrow as well as shares held in escrow for indemnifiable losses and for the reimbursement of expenses incurred by the Stockholder Representative in performing his duties pursuant to the SportsHub Merger Agreement. An additional aggregate of 40,585 ordinary shares were reserved for future issuance, including 23,714 ordinary shares reserved for SportsHub shareholders who had yet to provide the applicable documentation required in connection with the SportsHub Acquisition and were issued in June 2023 when the documentation was available. 13,975 ordinary shares underlying the options and 2,896 ordinary shares underlying the warrants have not been issued.

●	SportsHub merged with and into the Merger Subsidiary, with the Merger Subsidiary remaining as the surviving corporation and wholly owned subsidiary of SharpLink.

●	SportsHub, which owned 889,380 ordinary shares of SharpLink prior to the merger, distributed those shares to its stockholders immediately prior to the consummation of the Merger. These shares were not part of the purchase consideration.

●	SharpLink assumed $5,387,850 of SportsHub’s debt as purchase consideration.

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

As of June 30, 2023, the calculation and allocation of the purchase price to tangible and intangible assets and liabilities is preliminary, as the Company is still in the process of accumulating all of the required information to finalize the opening balance sheet and calculations of intangible assets.

Transaction Costs

SharpLink’s transaction costs incurred in connection with the SportsHub Acquisition were $83,866 for the year ended December 31, 2022. These costs were primarily comprised of professional fees, recorded in selling, general and administrative expenses in the consolidated statement of operations. The transaction costs are not expected to be deductible for tax purposes.

Unaudited Pro Forma Information

The following unaudited supplemental pro forma financial information presents the financial results for the six months ended June 30, 2022 as if the SportsHub Acquisition had occurred on January 1, 2022. The pro forma financial information includes, where applicable, adjustments for: (i) additional amortization expense of $220,889 would have been recognized related to the acquired intangible assets in 2022 and (ii) transaction costs and other one-time non-recurring costs which reduced expenses by $83,866 in 2022.

The pro forma financial information excludes adjustments for estimated cost synergies or other effects of the integration of SportsHub:

June 30, 2022

Revenues	$5,699,941

Loss from continuing operations	(11,617,505)
Less: dividends accrued on series B preferred stock	(5,841)
Net loss from continuing operations available to ordinary shareholders	(11,623,346)

Net income (loss) from discontinued operations, net of tax, available to ordinary shareholders	(1,255,654)
Net loss available to ordinary shareholders	(12,879,000)

Basic and diluted:
Net loss from continuing operations per share	$(4.92)
Net loss from discontinued operations per share	(0.53)
Net loss per share	$(5.45)

The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the SportsHub Acquisition been completed as of the date indicated or the results that may be obtained in the future.

Note 6 – Line of Credit

The Company, through the SportsHub Acquisition, has available a variable rate (8.75% as of June 30, 2023) bank line of credit for $5,000,000, expiring June 15, 2025. There was $5,000,000 outstanding as of June 30, 2023.

On February 13, 2023, the Company entered into a Revolving Credit Agreement with Platinum Bank (the “Lender”) and executed a variable rate (8.75% as of June 30, 2023) revolving promissory note of $7,000,000, expiring January 26, 2025. As collateral, the Company granted a security interest in and to all of the Company’s right, title and interest in certain assets on account at Platinum Bank, together with all financial assets, security entitlements with respect to such financial assets, investment property, securities and other property, to secure the payment and performance of the revolving credit agreement. The Company incurred $7,500 in debt issuance costs to be amortized over the term of the revolving note. There were no borrowings under the line of credit as of June 30, 2023.

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

The remaining principal balance outstanding on the term loan is $2,393,691 as of June 30, 2023, of which $632,599 is due within the next year. In addition to customary non-financial covenants, the term loan requires FCAC to maintain a minimum quarterly debt service coverage ratio, defined as adjusted EBITDA divided by debt service (interest expense and mandatory debt principal repayment) of 1.20. The Company was in compliance with the debt service coverage ratio as of June 30, 2023.

Included in the SportsHub Acquisition was a $2,000,000 term loan agreement with a financial institution. The agreement bears annual interest at a rate of 5.50% percent and requires a fixed monthly payment of $38,202, consisting of principal and interest, through the term loan’s maturity, which is December 9, 2025. Included in the term loan liability is $29,975 of loan initiation fees associated with the agreement which are presented net within debt on the consolidated balance sheet and amortized on a method which approximates the effective interest method to interest expense on the consolidated statement of operations. The remaining principal balance outstanding on the term loan is $1,071,007 as of June 30, 2023, of which $409,745 is due within the next year.

A summary of the debt agreements is noted below:

June 30, 2023

Note Payable – Bank, $2,000,000 principle, secured by assets of SportsHub	$1,071,007
Note Payable – Bank, $3,250,000 principle, secured by assets of FCAC	2,393,691
3,464,698
Less unamortized debt issuance costs	13,527
Less current portion	1,042,436
Long-term debt	$2,408,735

The outstanding amount of debt as of June 30, 2023, matures by year as follows:

Year	Amount
For the remaining six months ended December 31, 2023	515,152
2024	1,066,714
2025	1,120,272
2026	700,256
2027	62,304
3,464,698

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

On February 14, 2023, the Company entered into the SPA with Alpha, a current shareholder of the Company, pursuant to which the Company issued to Alpha, an 8% Interest Rate, 10% Original Issue Discount, Senior Convertible Debenture (the “Debenture”) in the aggregate principal amount of $4,400,000 for a purchase price of $4,000,000 on February 15, 2023. The Debenture is convertible, at any time, and from time to time, at Alpha’s option, into ordinary shares of the Company (the “Conversion Shares”), at an initial conversion price equal to $7.00 per share, subject to adjustment as described below and in the Debenture (the “Conversion Price”). In addition, the Conversion Price of the Debenture was subject to an initial reset immediately prior to the Company’s filing of a registration statement covering the resale of the underlying shares to the lower of $7.00 and the average of the five Nasdaq Official Closing Prices immediately preceding such date (the “Reset Price”). The registration statement on Form S-1 (file No.: 333-271396) was filed on April 21, 2023, and as a result, the Reset Price is now $4.1772. The initial adjustment of the Conversion Price to the Reset Price had a floor price of $3.00 (the “Floor Price”).

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

At the time of execution, on February 14, 2023, the Company recorded an initial debt discount of $383,333 based on the allocation of fair value for the Debenture, which will be amortized into interest expense over term of the Debenture. For the period from February 14 through June 30, 2023, the Company recognized ($678,037) change in fair value of the convertible Debenture which is reflected in Other income and expense in the condensed consolidated statement of operations and $50,000 for the amortization of the OID, which is included in interest expense on the condensed consolidated statement of operations.

The following provides a summary of the Convertible Debenture recorded at fair value as of June 30, 2023:

Principle amount of convertible debenture at issuance:	$4,400,000
Less:
Unamortized discount for warrants	1,027,450
Unamortized discount for OID	350,001
Accrued interest expense	(130,192)
Change in fair value	(678,037)
Balance of convertible debenture as of June 30, 2023:	3,830,778

Purchase Warrant

On February 15, 2023, the Company also issued to Alpha a warrant (the “Warrant”) to purchase 880,000 ordinary shares of the Company at an initial exercise price of $8.75 (the “Warrant Shares,” and, together with the Conversion Shares, and any other ordinary shares of the Company that may otherwise become issuable pursuant to the terms of the Debenture and Warrant, the “Underlying Shares”). The Warrant is exercisable in whole or in part, at any time on or after February 15, 2023 and before February 15, 2028. The exercise price of the Warrant was subject to an initial reset immediately prior to the Company’s filing of a proxy statement that included a shareholder proposal to approve the issuance of Underlying Share in excess of 19.99% of the issued and outstanding ordinary shares on the Closing Date (the “Shareholder Proposal”) to the lower of $8.75 and the average of the five Nasdaq Official Closing Prices immediately preceding such date the. As a result, the exercise price has been reset to $4.0704, the average of the five Nasdaq Official Closing Prices immediately preceding April 14, 2023, the date the Company filed its preliminary proxy statement which included the Shareholder Proposal. The Warrant includes a beneficial ownership blocker of 9.99%. The Warrant provides for adjustments to the exercise price, in connection with stock dividends and splits, subsequent equity sales and rights offerings, pro rata distributions, and certain fundamental transactions.

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

At the time of execution, the Company classified the Warrant as an equity contract and performed an initial fair value measurement. As the Warrant was issued with the sale of the Debenture, the value assigned to the Warrant was based on an allocation of proceeds, subject to the allocation to the Debenture. The Company recorded a debt discount for the Warrant of $1,174,229, based on the Black Scholes option-pricing model which was calculated independently of the fair value of the Debenture, and recorded the Warrant as additional paid in capital in the condensed consolidated balance sheet as of June 30, 2023. Amortization of the debt discount amounted to $146,778 for the period ended June 30, 2023 and is included in interest expense on the condensed consolidated statements of operations.

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

Level 1: Unadjusted quoted prices in active markets for identical instruments that are accessible as of the measurement date

Level 2: Other significant pricing inputs that are either directly or indirectly observable

Level 3: Significant unobservable pricing inputs, which result in the use of management’s own assumptions

As disclosed in Note 8, the Debenture and the Warrant were reported at fair value, with changes in fair value of the Debenture recorded through the Company’s condensed consolidated statements of operations as other income (expense) for the six months ended June 30, 2023.

The following table sets forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy at June 30, 2023:

	Convertible Debenture	Purchase Warrant
Level I	$-	$-
Level II	$-	$-
Level III	$3,830,778	$1,174,229
Total	$3,830,778	$1,174,229

The following table presents a reconciliation of the beginning and ending balances of the Debenture measured at fair value on a recurring basis that uses significant unobservable inputs (Level 3) and the related expenses and losses recorded in the consolidated statement of operations during the six months ended June 30, 2023.

Fair Value, December 31, 2022	$-
Issuance of convertible debenture	2,825,771
Accretion for discount for warrants	146,778
Accretion for discount for OID	50,000
Interest expense	130,192
Change in fair value	678,037
Fair Value, June 30, 2023	$3,830,778

The fair value of the Debenture was determined using a Monte Carlo Simulation (“MCS”) which incorporates the probability and timing of the consummation of a Fundamental Transaction event and conversion of the Debenture as of the valuation date.

The MCS implied a discount rate at issuance that resulted in a total value to the debenture and warrants that equated to the transaction proceeds. This discount rate was 75.28% at issuance, and was calibrated to the June 30, 2023 valuation date by comparing the B rated commercial paper credit spread at both dates. B spreads as follows:

Issuance February 14, 2023	4.13%
Fair Value June 30, 2023	2.21%

At June 30, 2023, the Company valued the Debenture using a Monte Carlo Simulation model using the value of the underlying stock price of $2.98, exercise price of $8.75, expected dividend rate of 0%, risk-free interest rate of 4.53% and volatility of 53.0%. The Company estimated the term of the warrant to be 2.63 years.

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

Terms of the Series A Preferred Stock are as follows:

Voting – Series A preferred stock has equal rights to vote on all matters submitted to a vote of the Ordinary Shares (on an as-converted basis, but only up to the number of votes equal to the number of Ordinary Shares into which the Preferred Shares would be convertible pursuant to the Beneficial Ownership Limitation), however, without the affirmative vote of the majority of the outstanding shares of Series A preferred stock, SharpLink, Inc. cannot (a) alter or change adversely the powers, preferences or rights given to the Series A preferred stock, (b) authorize or create any class of stock ranking in priority to as to dividends, redemption or distribution of assets upon a liquidation, (c) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (d) increase the number of authorized shares of Series A preferred stock, or (e) enter into any agreement with respect to any of the above.

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

Conversion – Each share of Series A preferred stock shall be convertible, at any time and from time to time from and after the original issue date at the option of the holder, into that number of shares of common stock determined by dividing the stated value of such share of Series A preferred stock by the conversion price, $22.80 per share. The conversion price would be reduced if SharpLink, Inc. issues common stock at a price lower than the conversion price or issues an instrument granting the holder rights to purchase common stock at a price lower than the conversion price. As defined in the certificate of designations of the Series A preferred stock and upon the date the SharpLink common stock is listed or quoted on any trading market (the “Going Public Transaction,”), all outstanding shares of Series A preferred stock shall automatically be converted into that number of shares of common stock, subject to a beneficial ownership limitation of 9.99%, determined by dividing the stated value of such share of Series A preferred stock by the conversion price.

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

Terms of the Series A-1 Preferred Stock are as follows:

Voting – Series A-1 Preferred Stock has equal rights to vote on all matters submitted to a vote of the Ordinary Shares (on an as-converted basis, but only up to the number of votes equal to the number of Ordinary Shares into which the Preferred Shares would be convertible pursuant to the Beneficial Ownership Limitation), however, without the affirmative vote of the majority of the outstanding shares of Series A-1 Preferred Stock, the Company cannot (a) alter or change adversely the powers, preferences or rights given to the Series A-1 Preferred Stock, authorize or create any class of stock ranking in priority to as to dividends, redemption or distribution of assets upon a liquidation, (c) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (d) increase the number of authorized shares of Series A-1 Preferred Stock, or (e) enter into any agreement with respect to any of the above.

Liquidation – Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, Series A-1 Preferred Stock holders shall be entitled to receive out of the assets an amount equal to the stated value of $16.246 per share, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due (the preferred liquidation preference), for each share of Series A-1 Preferred Stock before any distribution or payment shall be made to the holders of any Junior Securities.

Conversion – Each share of Series A-1 Preferred Stock shall be convertible, at any time and from time to time from and after the original issue date at the option of the holder, into that number of shares of common stock determined by dividing the stated value of such share of Series A-1 Preferred Stock by the conversion price, $16.246 per share. The conversion price would be reduced if the Company issues common stock at a price lower than the conversion price or issues an instrument granting the holder rights to purchase common stock at a price lower than the conversion price. Upon the closing of the Going Public Transaction all outstanding shares of Series A-1 preferred stock shall automatically be converted into that number of shares of common stock, subject to a beneficial ownership limitation of 9.99%, determined by dividing the stated value of such share of Series A-1 Preferred Stock by the conversion price.

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

Dividends – Holders of each share of Series B Preferred Stock shall be entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 8% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on the first such date after the issuance of such share of Series B Preferred Stock and on each conversion date in cash, or at the Company’s option, in duly authorized, validly issued, fully paid and non-assessable shares of common stock, or a combination thereof. In accordance with the Series B preferred stock terms, dividends of Series A-1 preferred stock are accrued on a quarterly basis, within additional paid in capital. A total of 7,129 shares at a value of $326,142 have been accrued in additional paid in capital as of the year ended June 30, 2023.

Liquidation – Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, Series B Preferred Stock holders shall be entitled to receive out of the assets an amount equal to the stated value of $16.246 per share, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due (the preferred liquidation preference), for each share of Series B Preferred Stock before any distribution or payment shall be made to the holders of any Junior Securities.

Conversion – Each share of Series B Preferred Stock shall be convertible, at any time and from time to time from and after the original issue date at the option of the holder, into that number of shares of common stock determined by dividing the stated value of such share of Series B Preferred Stock by the conversion price, $16.246 per share. The conversion price would be reduced if the Company issues common stock at a price lower than the conversion price or issues an instrument granting the holder rights to purchase common stock at a price lower than the conversion price. Upon the closing of the Going Public Transaction all outstanding shares of Series B Preferred Stock shall automatically be converted into that number of shares of common stock, subject to a beneficial ownership limitation of 9.99%, determined by dividing the stated value of such share of Series B Preferred Stock by the conversion price.

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

Anti-Dilution Adjustment – If and whenever the Company issues of sells ordinary shares for a consideration price that is less than the Series B Preferred Shares Conversion Price, then immediately after such Dilutive Issuance, the Conversion Price of the Series B Preferred Shares shall be reduced to equal the Discounted Per Share Ordinary Share Purchase Price and the holders are entitled to receive a number of conversion shares, but in no event shall the Conversion Price become lower than the greater of (i) $2.00 or (ii) 20% of the closing price on the Trading Day immediately prior to the Effective Date.

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

The MTS Merger represented a Going Public Transaction. Immediately prior to the MTS Merger, the outstanding shares of SharpLink, Inc. Series A Preferred Stock were exchanged for 123,096 shares of SharpLink, Inc. Series A-1 Preferred Stock. Additionally, the holder of the Series A Preferred Stock received 70,099 shares of SharpLink, Inc. Series A-1 Preferred Stock to settle the commitment fee and 369,286 shares of SharpLink, Inc. Series B Preferred Stock in exchange for $6,000,000 to settle the second tranche commitment.

Subsequent to the MTS Merger, the holder of the Series A-1 Preferred Stock and Series B Preferred Stock converted 193,195 and 356,805 shares, respectively, to ordinary shares of the Company, each at a 1:1 ratio. The Company had total shares outstanding of 7,130 and 6,630 Preferred Series A-1 and 12,481 and 12,481 shares of Series B Preferred Stock as of June 30, 2023 and December 31 2022, respectively.

Deemed Dividend – On February 14, 2023, the Company executed an SPA with a current shareholder of the Company (see Note 8) which triggered the anti-dilution adjustment for Series B Preferred Shares. As such, the Company recognized a deemed dividend of $48,633 for an additional 16,486 shares in incremental share value as an adjustment to accumulated deficit and additional paid in capital for the period ended June 30, 2023.

Note 11 - Warrants

In conjunction with the Convertible Debenture and Warrant issuance on February 14, 2023, warrants that were previously issued to Alpha on November 19, 2021 were revalued on February 14, 2023, reducing the exercise price from $45.00 per warrant share to $0.60 per warrant share. The Company performed a Black Scholes model for the re-pricing of the warrants using the value of the underlying stock price of $5.10 stock price, exercise price of $0.60, expected dividend rate of 0%, risk-free interest rate of 4.04% and volatility of 52.57% and remaining term of 2.9 years. These same assumptions were applied to the Warrant as discussed in Note 9. The value allocated to the warrants on November 19, 2021 was $11,435 and recorded in Additional Paid-In Capital. The fair value of the re-priced warrants on February 15, 2023 was $1,218,205, an increase of $1,206,771. The revaluation of the warrants is also recorded in Additional Paid-In Capital as of June 30, 2023 as a deemed dividend.

On June 14, 2023, the Company filed a registration statement on Form S-1 with the SEC to register 266,667 issuable upon exercise of the purchase warrants issued to Alpha in November 2021. The registration statement on Form S-1 is currently undergoing the SEC review and comment process.

Following is a summary of the Company’s warrant activity for the six-month period ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding as of December 31, 2022	455,713	$0.39	2.98
Previously issued regular warrants	(266,667)	(8.93)	0.48
Revalued regular warrants	266,667	0.12	0.48
Issued and vested	880,000	2.68	3.05
Outstanding as of June 30, 2023	1,335,713	$2.84	3.90

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

The fair value of each option award is estimated on the date of grant using a Black Scholes option-pricing model. The Company uses historical option exercise and termination data to estimate the term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issue date. The expected volatility is determined using the volatility of peer companies. The Company’s underlying stock has been publicly traded since the date of the MTS Merger. Subsequent to the MTS Merger, option grants made under the SharpLink Inc. 2021 Plan utilized the publicly traded stock price of the Company on the day of the option award. All option grants made under the SharpLink, Inc. 2020 Stock Incentive Plan were prior to the MTS Merger. The underlying SharpLink, Inc. stock under that plan was not publicly traded but was estimated on the date of the grants using valuation methods that consider valuations from recent equity financings as well as future planned transactions. All option grants made under the SportsHub Games Network Inc. 2018 Incentive Plan were prior to the SportsHub Acquisition. The underlying SportsHub stock under that plan was not publicly traded but was estimated on the date of the grants using valuation methods that consider valuations from recent equity financings as well as future planned transactions.

The fair value of each stock option grant is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

June 30, 2023

Expected volatility	53.6-54.6%
Expected dividends	0.0%
Expected term (years)	5.6 – 5.9
Risk-free rate	3.4 - 4.1%
Fair value of ordinary shares on grant date	$1.70 – $3.44

The summary of activity under the plans as of June 30, 2023, and change during the six months ended June 30, 2023 is as follows:

		Weighted	Weighted average
		average	remaining	Aggregate
Options	Shares	exercise price	contractual term	intrinsic value
Outstanding as of December 31, 2022	288,912	1.14		7,750
Granted	169,309	5.23
Exercised	—	—
Forfeited	(7,111)	5.70
Expired	(889)	5.70
Outstanding as of June 30, 2023	450,221	4.97	9.1	7,450
Exercisable as of June 30, 2023	174,650	7.17	8.6	7,450

Unamortized stock compensation expense of $945,153 as of June 30, 2023, will be amortized through 2026 and has a weighted average recognition period of three years.

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

The Enterprise TEM segment is a global provider of solutions for telecommunications expense management, enterprise mobility management, call usage and accounting software. The segment’s TEM solutions allow enterprises and organizations to make smarter choices with their telecommunications spending at each stage of the service lifecycle, including allocation of cost, proactive budget control, fraud detection, processing of payments and spending forecasting. The Enterprise TEM segment is reflected as discontinued operations in 2023 and 2022 and was sold in December 31, 2022. See Note 16.

Any intercompany revenues or expenses are eliminated in consolidation.

A measure of segment assets and liabilities has not been currently provided to the Company’s chief operating decision maker and is therefore not presented below.

Summarized financial information for the Company’s reportable segments for the three and six months ended June 30, 2023 and 2022 are shown below:

For the three months ended June 30, 2023:

	Affiliate Marketing Services - United States	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Enterprise TEM	Total

Revenue	$305,571	$1,124,887	$698,529	$1,128,370	$-	$3,257,357
Cost of revenues	192,275	791,869	929,732	378,169	-	2,292,045
Loss from operations	(2,072,433)	(108,458)	(301,345)	(300,961)	-	(2,783,197)
Loss from discontinued operations	-	-	-	-	(149,000)	(149,000)
Net income (loss)	$(2,715,488)	$(135,848)	$(301,345)	$(139,477)	$(149,000)	$(3,441,158)

For the three months ended June 30, 2022:

	Affiliate Marketing Services - United States	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Enterprise TEM	Total

Revenue	$108,509	$840,212	$802,534	$-	$-	$1,751,255
Cost of revenues	23,374	514,153	1,123,714	-	-	1,661,241
Income (loss) from operations	(3,149,607)	(104,459)	(385,666)	-	-	(3,639,732)
Loss from discontinued operations	-	-	-	-	(1,147,654)	(1,147,654)
Net income (loss)	$(3,139,119)	$(138,493)	$(385,666)	$-	$(1,147,645)	$(4,810,932)

For the six months ended June 30, 2023:

	Affiliate Marketing Services - United States	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Enterprise TEM	Total

Revenue	$585,347	$2,133,164	$1,763,544	$2,165,693	$-	$6,647,748
Cost of revenues	407,731	1,459,775	1,696,610	774,679	-	4,338,795
Loss from operations	(4,093,441)	(197,858)	(91,834)	(727,840)	-	(5,110,973)
Loss from discontinued operations	-	-	-	-	(294,000)	(294,000)
Net income (loss)	$(5,209,944)	$(253,728)	$(91,834)	$(415,398)	$(294,000)	$(6,264,904)

For the six months ended June 30, 2022:

	Affiliate Marketing Services - United States	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Enterprise TEM	Total

Revenue	$170,031	$1,763,962	$1,713,597	$-	$-	$3,647,590
Cost of revenues	45,287	1,043,565	1,841,291	-	-	2,930,143
Income (loss) from operations	(5,372,255)	(4,907,160)	(288,776)	-	-	(10,568,191)
Loss from discontinued operations	-	-	-	-	(1,255,654)	(1,255,654)
Net income (loss)	$(5,349,453)	$(4,961,578)	$(288,776)	$-	$(1,255,654)	$(11,855,461)

Summarized revenues by country in which the Company operated for the three and six months ended June 30, 2023 and 2022 are shown below:

Three Months Ended June 30, 2023	Affiliate Marketing Services - United States	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Enterprise TEM	Total

United States	$305,571	$-	$698,529	$1,128,370	$-	$2,132,470
Rest of World	-	1,124,887	-	-	-	1,124,887
Revenues	$305,571	$1,124,887	$698,529	$1,128,370	$-	$3,257,357

Three Months Ended June 30, 2022

United States	$108,509	$-	$802,534	$-	$-	$911,043
Rest of World	-	840,212	-	-	-	840,212
Revenues	$108,509	$840,212	$802,534	$-	$-	$1,751,255

Six Months Ended June 30, 2023	Affiliate Marketing Services - United States	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Enterprise TEM	Total

United States	$585,347	$-	$1,763,544	$2,165,693	$-	$4,514,584
Rest of World	-	2,133,164	-	-	-	2,133,164
Revenues	$585,347	$2,133,164	$1,763,544	$2,165,693	$-	$6,647,748

Six Months Ended June 30, 2022

United States	$170,031	$-	$1,713,597	$-	$-	$1,883,628
Rest of World	-	1,763,962	-	-	-	1,763,962
Revenues	$170,031	$1,763,962	$1,713,597	$-	$-	$3,647,590

The Company does not have material tangible long-lived assets in foreign jurisdictions.

The Company’s Sports Gaming Client Services and Affiliate Marketing Services – International segments derive a significant portion of their revenues from several large customers. The table below presents the percentage of consolidated revenues derived from large customers:

	June 30, 2023	June 30, 2022

Customer A	15%	2%
Customer B	13%	41%
Customer C	10%	21%

Note 14 - Revenue Recognition

The Company combines its revenue into the following categories:

For the three months ended June 30, 2023	Affiliate Marketing Services - U.S.	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Total
Software-as-a-service	$86,933	$-	$698,529	$-	$785,462
Fee revenue	-	-	-	1,128,370	1,128,370
Services and other	218,638	1,124,887	-	-	1,343,525
Total	$305,571	$1,124,887	$698,529	$1,128,370	$3,257,357

For the three months ended June 30, 2022	Affiliate Marketing Services - U.S.	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Total
Software-as-a-service	$108,509	$-	$802,534	$-	$911,043
Fee revenue	-	-	-	-	-
Services and other	-	840,212	-	-	840,212
Total	$108,509	$840,212	$802,534	$-	$1,751,255

For the six months ended June 30, 2023	Affiliate Marketing Services - U.S.	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Total
Software-as-a-service	$142,224	$-	$1,763,544	$-	$1,905,768
Fee revenue	-	-	-	2,165,693	2,165,693
Services and other	443,123	2,133,164	-	-	2,576,287
Total	$585,347	$2,133,164	$1,763,544	$2,165,693	$6,647,748

For the six months ended June 30, 2022	Affiliate Marketing Services - U.S.	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Total
Software-as-a-service	$170,031	$-	$1,713,597	$-	$1,883,628
Fee revenue	-	-	-	-	-
Services and other	-	1,763,962	-	-	1,763,962
Total	$170,031	$1,763,962	$1,713,597	$-	$3,647,590

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

The Company follows a five-step model to assess each sale to a customer; identify the legally binding contract, identify the performance obligations, determine the transaction price, allocate the transaction price, and determine whether revenue will be recognized at a point in time or over time. Revenue recognized point in time and over time is presented by period below:

For the three months ended June 30, 2023:

	Affiliate Marketing Services - U.S.	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Total
Point in time	$218,638	$1,124,887	$-	$239,488	$1,583,013
Over time	86,933	-	698,529	888,882	1,674,344
Total	$305,571	$1,124,887	$698,529	$1,128,370	$3,257,357

For the three months ended June 30, 2022:

	Affiliate Marketing Services - U.S.	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Total
Point in time	$-	$840,212	$-	$-	$840,212
Over time	108,509	-	802,534	-	$911,043
Total	$108,509	$840,212	$802,534	$-	$1,751,255

For the six months ended June 30, 2023:

	Affiliate Marketing Services - U.S.	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Total
Point in time	$443,123	$2,133,164	$-	$671,026	$3,247,313
Over time	142,224	-	1,763,544	1,494,667	3,400,435
Total	$585,347	$2,133,164	$1,763,544	$2,165,693	$6,647,748

For the six months ended June 30, 2022:

	Affiliate Marketing Services - U.S.	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Total
Point in time	$-	$1,763,961	$-	$-	$1,763,961
Over time	170,032	-	1,713,597	-	$1,883,629
Total	$170,032	$1,763,961	$1,713,597	$-	$3,647,590

The Company’s assets and liabilities related to its contracts with customers were as follows:

	June 30, 2023	December 31, 2022

Accounts receivable	$1,360,528	$776,530
Unbilled revenue	195,234	47,000
Contract assets	68,602	219,116
Contract liabilities	(5,633,004)	(2,166,451)

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

The activity in the contract assets for the six months ended June 30, 2023 is as follows:

Amount
Balance as of December 31, 2022	$219,116
Labor costs expensed	(493,871)
Labor costs deferred	343,357
Balance as of June 30, 2023	$68,602

The Company recognizes contract liabilities for cash received from its users prior to recognition of revenue to fulfill its contracts. The payments received are primarily from the Company’s operation of its own online gaming business. The Company defers the revenue and recognizes it throughout the online game’s respective season.

The activity in the contract liabilities for the six months ended June 30, 2023 is as follows:

Amount
Balance as of December 31, 2022	$(2,166,451)
Revenue recognized or reclassified	5,098,540
Deferred revenue	(8,565,093)
Balance as of June 30, 2023	$(5,633,004)

All contract liabilities at June 30, 2023 and December 31, 2022 were recognized as revenue or expected to be recognized within the next fiscal year. All other activity in contract liabilities is due to the timing of invoices in relation to the timing of revenue as described above.

Contracted but unsatisfied performance obligations were approximately $643,564 and $850,000 as of June 30, 2023 and December 31, 2022, respectively, of which the Company expects to recognize the entire amount in revenue over the next year.

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

The Company had three customers that accounted for approximately 39% of revenue for the six months ended June 30, 2023. There was $780,637 due from these customers at June 30, 2023.

The Company had three customers that accounted for approximately 60% of revenue for the six months ended June 30, 2022. There was $621,161 due from these customers at June 30, 2022.

Note 15 – Income Taxes

On a quarterly basis, we estimate our annual effective tax rate and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. The effective tax rate for the six-month period ended June 30, 2023 was (0.31%); and for the six-month period ended June 30, 2022, it was (0.0)%.

Note 16 – Discontinued Operations

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

In June 2022, the Company’s board of directors authorized management to enter into negotiations to sell MTS. The Company negotiated a Share and Asset Purchase Agreement which was closed on December 31, 2022. The majority of the assets of the primary reporting unit within MTS were sold. The assets and liabilities remaining post transaction are in the process of winding down subsequent to the year ended December 31, 2022. Accordingly, the assets and liabilities of the MTS business are separately reported as assets and liabilities from discontinued operations as of June 30, 2023 and December 31, 2022. The results of operations and cash flows of MTS for all periods are separately reported as discontinued operations.

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

A reconciliation of the major classes of line items constituting the loss from discontinued operations, net of income taxes as presented in the condensed consolidated statements of operations for the six months ended June 30, 2023 (unaudited) is summarized in the table below.

Summary Reconciliation of Discontinued Operations

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022

Revenues	$-	$936,830	$-	$1,869,830

Cost of Revenues	(1,000)	509,175	7,000	1,044,175

Gross (Loss) Profit	(1,000)	427,655	(7,000)	825,655

Operating Expenses
Selling, general, and administrative expenses	149,000	345,293	278,000	843,293
Goodwill and intangible asset impairment expense	-	1,224,671	-	1,224,671
Total operating expenses	149,000	1,569,964	278,000	2,067,964

Operating Loss	(148,000)	(1,142,309)	(285,000)	(1,242,309)

Other Income and Expense	-	(5,345)	(7,000)	(12,345)
Total other income and expense	-	(5,345)	(7,000)	(12,345)

Loss Before Income Taxes	(148,000)	(1,147,654)	(292,000)	(1,254,654)

Provision for income tax expenses	1,000	-	2,000	1,000

Loss from discontinued operations	$(149,000)	$(1,147,654)	$(294,000)	(1,255,654)

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the Company classified as discontinued operations as of June 30, 2023 (unaudited) and December 31, 2022:

	June 30, 2023 (Unaudited)	December 31, 2022
Carrying amounts of major classes of assets included as part of discontinued operations:

Current Assets
Cash	$301,000	$648,000
Accounts receivable, net of allowance	69,000	191,000
Prepaid expenses and other current assets	164,000	187,000
Equipment, net	3,000	5,000
Other Assets	-	279,000
Total current assets	$537,000	$1,310,000

	June 30, 2023 (Unaudited)	December 31, 2022
Carrying amounts of major classes of liability included as part of discontinued operations:

Current Liabilities
Accrued expenses	$82,100	$374,879
Contract liabilities	3,000	2,000
Other current liabilities	736,397	838,274
Total current liabilities	$821,497	$1,215,153

Note 17 – Net Loss Per Share

The calculation of loss per share and weighted-average shares of the Company’s ordinary shares outstanding for the periods presented are as follows:

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Net loss from continuing operations	$(3,292,158)	$(3,663,278)	$(5,970,904)	$(10,599,807)
Less: deemed dividends on Series B preferred stock	(48,633)	-	(48,633)	-
Less: dividends on series B preferred stock	(699)	(2,247)	(1,648)	(5,841)
Net loss from continuing operations available to ordinary shareholders	(3,341,490)	(3,665,525)	(6,021,185)	(10,605,648)

Net income (loss) from discontinued operations, net of tax, available to ordinary shareholders	(149,000)	(1,147,654)	(294,000)	(1,255,654)
Net loss available to ordinary shareholders	$(3,490,490)	$(4,813,179)	$(6,315,185)	$(11,861,302)

Basic and diluted weighted-average shares outstanding	2,813,900	2,361,974	2,813,900	2,361,974

Basic and diluted:
Net loss from continuing operations per share	$(1.19)	$(1.55)	$(2.14)	$(4.49)
Net income (loss) from discontinued operations per share	(0.05)	(0.49)	(0.10)	(0.53)
Net loss per share	$(1.24)	$(2.04)	$(2.24)	$(5.02)

The redeemable convertible preferred stock is a participating security, whereby if a dividend is declared to the holders of ordinary shares, the holders of preferred stock would participate to the same extent as if they had converted the preferred stock to ordinary shares.

For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding:

Schedule of computation of diluted shares outstanding

	June 30, 2023	June 30, 2022
Stock options	450,221	175,005
Series A-1 preferred stock	7,130	5,881
Series B preferred stock	12,481	12,481
Advisory	63,687	-
Prefunded warrants	125,359	-
MTS warrants	-	8,333
Purchase warrants	880,000	-
Regular warrants	266,667	266,667
Total	1,805,545	468,367

Note 18 – Related Party Transactions

The Company uses Brown & Brown (“Brown”) as an insurance broker. Brown is considered a related party as an executive of Brown serves on the board of directors for the Company. The Company paid $486,111 and $514,764 for the six months ending June 30, 2023 and 2022, respectively for insurance coverage brokered by Brown. The Company’s director earned no commissions for the placement of these policies.

The Company leases office space in Canton, Connecticut from CJEM, LLC, which is owned by an officer and director of the Company. The Company paid rent expense of $19,200 for the six months ended June 30, 2023 and 2022 related to this lease.

Note 19 – Subsequent Events

The Company performed an evaluation of subsequent events for potential recognition and disclosure through the date of the financial statements’ issuance.

Nasdaq Notice

On May 23, 2023, SharpLink received a notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that SharpLink is no longer in compliance with the equity standard for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500,000 under the net equity standard. Because SharpLink Quarterly Report on Form 10-Q for the three-month period ended June 30, 2023 and March 31, 2023 reported an accumulated stockholders’ deficit of $1,784,494 and a stockholders’ equity $1,489,034, respectively, SharpLink does not meet the alternative standards for market value of listed securities or net income from continuing operations, thus SharpLink no longer complies with Nasdaq’s Listing Rule.

Nasdaq provided the Company with 45 calendar days, or until July 7, 2023, to submit a plan to regain compliance. The Company timely submitted its plan and relevant materials to Nasdaq and requested an extension through November 20, 2023 to evidence compliance with the Rule. On August 3, 2023, the Company received a determination letter (the “Letter”) from Nasdaq advising it that Nasdaq determined to grant the Company an extension to regain compliance with the Rule on or before November 20, 2023. The terms of the extension are as follows: on or before November 20, 2023, the Company must take the actions set forth in the plan and opt for one of the two alternatives to evidence compliance with the Rule.

Regardless of which alternative the Company chooses, if the Company fails to evidence compliance upon filing its periodic report for the year ended December 31, 2023, with the SEC and Nasdaq, the Company may receive a written notification from Staff that its securities will be delisted. At that time, the Company may appeal Staff’s determination to a Hearings Panel.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of SharpLink Gaming Ltd., an Israel corporation, and its wholly owned subsidiaries (collectively, “SharpLink Gaming,” “SharpLink,” “our Company,” the “Company,” “we,” “our,” and “us”), highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our 2022 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on April 5, 2023 and the related Annual Report, as amended, filed with the SEC on July 14, 2023. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

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

As of June 30, 2023, the Company’s state regulatory initiatives have resulted in SharpLink being licensed and/or authorized to operate in 24 U.S. states, the District of Columbia, Puerto Rico and Ontario, Canada, which represents most of the legal online betting market in North America.

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

Pending Domestication Merger

On June 14, 2023, SharpLink Israel, SharpLink Gaming, Inc., a Delaware corporation and a wholly owned subsidiary of SharpLink Israel (“SharpLink US”), and SharpLink Merger Sub Ltd., an Israeli company and a wholly owned subsidiary of SharpLink US (“Domestication Merger Sub”), entered into an Agreement and Plan of Merger and Reorganization (as amended July 24, 2023, the “Domestication Merger Agreement”), pursuant to which Domestication Merger Sub will be merged with and into SharpLink Israel, with SharpLink Israel being the surviving entity and continuing a wholly owned subsidiary of SharpLink US (the “Domestication Merger”).

Under the Domestication Merger Agreement, SharpLink Israel will become a wholly owned subsidiary of a Delaware corporation by the Domestication Merger Sub merging with and into SharpLink Israel, with SharpLink Israel surviving the merger and becoming a wholly owned subsidiary of SharpLink US. In connection with the Domestication Merger, all SharpLink Israel ordinary shares, par value NIS 0.60 per share (the “SharpLink Israel Shares”), outstanding immediately prior to the Domestication Merger will convert, on a one-for-one basis, into the right to receive, and become exchangeable for, shares of common stock of SharpLink US, par value $0.0001 per share (the “SharpLink US Common Stock”), and all preferred shares, options and warrants of SharpLink Israel outstanding immediately prior to the Domestication Merger will be converted into or exchanged for equivalent securities of SharpLink US. The 8% Interest Rate, 10% Original Issue Discount, Senior Convertible Debenture in the aggregate principal amount of $4,400,000 (as amended, the “Debenture”) issued to Alpha Capital Anstalt (“Alpha”) on February 15, 2023, convertible into SharpLink Israel Shares, will be convertible into shares of SharpLink US Common Stock at the same price and on the same other terms and any interest paid thereunder in shares will be paid in SharpLink US Common Stock. By virtue of the Merger, all of the SharpLink Israel Shares and SharpLink Israel Preferred Shares shall represent the right to receive the applicable SharpLink US Common Stock and Preferred Stock, shall be deemed to have been transferred to SharpLink US in exchange for the right to receive such applicable SharpLink US Common Stock and Preferred Stock, and each holder of a certificate or of evidence of shares in book-entry account, representing any certificated or non-certificated SharpLink Israel Shares or SharpLink Israel Preferred Shares, shall cease to have any rights with respect thereto, except the right to receive the applicable SharpLink US Common Stock and Preferred Stock.

The registration statement on Form S-4, filed with the SEC by SharpLink Israel and SharpLink US on June 15, 2023, is currently undergoing review by SEC Staff. Once the S-4 is cleared and deemed effective by the SEC, the Board of Directors of SharpLink Israel will set a record date and a meeting date for an Extraordinary General Meeting of Shareholders to vote on approving and adopting the Domestication Merger Agreement and the transactions contemplated therein.

Nasdaq Notice

On May 23, 2023, SharpLink received a notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that SharpLink is no longer in compliance with the equity standard for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500,000 under the net equity standard. Because SharpLink Quarterly Report on Form 10-Q for the three-month period ended June 30, 2023 and March 31, 2023 reported an accumulated stockholders’ deficit of $1,784,494 and a stockholders’ equity $1,489,034, respectively, SharpLink does not meet the alternative standards for market value of listed securities or net income from continuing operations, thus SharpLink no longer complies with Nasdaq’s Listing Rule.

Nasdaq provided the Company with 45 calendar days, or until July 7, 2023, to submit a plan to regain compliance. The Company timely submitted its plan and relevant materials to Nasdaq and requested an extension through November 20, 2023 to evidence compliance with the Rule. On August 3, 2023, the Company received a determination letter (the “Letter”) from Nasdaq advising it that Nasdaq determined to grant the Company an extension to regain compliance with the Rule on or before November 20, 2023. The terms of the extension are as follows: on or before November 20, 2023, the Company must take the actions set forth in the plan and opt for one of the two alternatives to evidence compliance with the Rule.

Regardless of which alternative the Company chooses, if the Company fails to evidence compliance upon filing its periodic report for the year ended December 31, 2023, with the SEC and Nasdaq, the Company may receive a written notification from Staff that its securities will be delisted. At that time, the Company may appeal Staff’s determination to a Hearings Panel.

Three and Six Months Ended June 30, 2023 as Compared to Three and Six Months Ended June 30, 2022

Revenues

For the three months ended June 30, 2023, revenues increased 86%, rising to $3,257,357 as compared to revenues of $1,751,255 reported for the same three-month period in 2022. The improvement was largely attributed to additional revenue resulting from the Company’s merger and acquisition activities, namely the merger with SportsHub Gaming Network, Inc. (“SportsHub”), which closed on December 22, 2022, coupled with sales increases in SharpLink’s Affiliate Market Services groups for both U.S. and International.

On a segmented basis, sales in the Company’s Affiliate Marketing Services – United States group rose 182% to $305,571 from $108,509 for the three months ended June 30, 2023 and 2022, respectively. The Affiliate Marketing Services – International division posted revenues of $1,124,887 for the three months ended June 30, 2023, which is up 34% over revenues of $840,212 for the three months ended June 30, 2022. Revenues contributed by the Company’s Sports Gaming Client Services division totaled $698,529, a 13% decline when compared to revenues of $802,534 for the same three-month period in the prior year. Due to the timing of the SportsHub Acquisition on December 22, 2023, revenues totaled $1,128,370 for the three months ended June 30, 2023, compared to $0 for the three months ended June 30, 2022.

Total revenues for the six months ended June 30, 2023 were $6,647,748, representing an 82% increase from revenues of $3,647,590 reported for the comparable six months in the previous year. The notable improvement was due primarily to revenues generated by SportsHub, which was acquired by SharpLink in December 2022, as well as revenue growth in all of SharpLink’s operating divisions.

For the six-month period ended June 30, 2023, revenues from Affiliate Marketing Services – United States increased 244% to $585,347 compared to $170,031 for the same six-month reporting period in 2022. Affiliate Marketing Services – International climbed 21% to $2,133,164 compared to $1,763,962 for the six months ended June 30, 2023 and 2022, respectively. Revenues from SharpLink’s Sports Gaming Client Services division improved 3%, rising to $1,763,544 from $1,713,597 for the comparable six-month reporting periods in 2023 and 2022, respectively. Revenue contribution from SportsHub totaled $2,165,693 for the six months ended June 30, 2023, which compared to $0 for the same six months in 2022.

Gross Profit

Gross profit climbed 972% to $965,312 for the three months ended June 30, 2023, which compared to $90,014 for the same three months in the prior year. Gross profit margin also improved, rising to 30% from 5%. For the six months ended June 30, 2023, gross profit increased 222% to $2,308,953 – up from $717,447 reported for the six months ended June 30, 2022. Six month gross profit margin also improved, rising to 35% from 20%. The increases were due primarily to the Company offering a broader mix of higher margin products and services, resulting from the Company’s merger with SportsHub and its Affiliate Marketing expansion initiatives, which began in late 2022.

Operating Expenses

For the three months ended June 30, 2023, total operating expenses remained relatively flat at $3,748,509 compared to total operating expenses of $3,729,746 for the three months ended June 30, 2022. For the first six months of 2023, total operating expenses declined 34% to $7,419,926 from $11,285,638 reported for the same six months in 2022. The reduction in total operating expenses for the comparable six month period was due largely to a $4,726,000 non-cash expenses associated with goodwill and intangible asset impairment offset by lower selling, general and administrative costs reported for the six-month period in 2022.

Operating Loss from Continuing Operations

Operating loss decreased 24% to $2,783,197 for the three months ended June 30, 2023 compared to an operating loss of $3,639,732 for the three-month period ended June 30, 2022. For the six months ended June 30, 2023 and 2022, operating losses declined 52% to $5,110,973 from $10,568,191, respectively. The improvement in operating losses was attributable to a combination of higher revenues and lower operating expenses recorded during the three- and six-month periods.

Net Loss from Continuing Operations

For the reasons detailed above and after factoring total other income and expense of $502,533 and provision for income taxes of $6,408 net loss from continuing operations for the three months ended June 30, 2023 totaled $3,292,158, a 10% decrease from $3,663,278 reported for the same three months in the prior year after factoring total other income and expense of $22,846 and provision for income taxes of $700.

For the six months ended June 30, 2023, the Company’s net loss from continuing operations decreased 44% to $5,970,904 after factoring $822,782 in total other income and expense and provision for income taxes of $37,149. This compared to a net loss from continuing operations of $10,599,807 for the six months ended June 30, 2022 after factoring $30,916 in total other income and expense and provision for income taxes of $700.

During the three- and six-month reporting periods in 2023, total other income and expense was largely attributable to interest and other expenses associated with the Company’s bank lines of credit, coupled with accounting for the change in fair value of its convertible debenture offset by higher interest income earned on its cash on hand.

Net Income (Loss) from Discontinued Operations

Net loss from discontinued operations of SharpLink’s legacy MTS business declined 87% to $149,000 for the three months ended June 30, 2023, which compared to a net loss from discontinued operations of $1,147,654 for the three months ended June 30, 2023. For the six months ended June 30, 2023, net loss from discontinued operations of the legacy MTS business totaled $294,000, down 77% from $1,255,654 reported for the same six months in 2022.

Net Loss Available to Ordinary Shareholders

For all of the aforementioned reasons, net loss available to ordinary shareholders declined 28% to $3,490,490, or $1.24 loss per basic and diluted share, compared to a net loss of $4,813,179, or $2.04 loss per basic and diluted share, for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, net loss dropped 47% to $6,315,185, or $2.24 loss per basic and diluted share, which compared to a net loss of $11,861,302, or $5.02 loss per basic and diluted share for the six months ended June 30, 2022.

Cash Flows

As of June 30, 2023, the Company had $31,874,620 in cash and $10,785,568 in restricted cash, as compared to cash of $39,324,529 and restricted cash of $11,132,957 as of December 31, 2022. For the six months ended June 30, 2023, cash used in operations was $11,991,510, which compared to cash used in operating activities of $4,752,823 for the first six months ended June 30, 2022. The increase in cash and the decline in restricted cash was primarily attributable to payouts for fantasy sports prizes following the end of the 2022-2023 NFL season that occurred in January offset by payments received for the beginning of the 2023 Major League Baseball season, as well as other normal working capital spend.

For the six months ended June 30, 2023, cash used in investing activities was $468,344, which compared to $524,008 for the six months ended June 30, 2022. The decrease in cash used in investing activities was largely attributable to an increase in capital expenditures associated with ongoing development of our C4 sports betting conversion technology and new generative Artificial Intelligence solution, Betsense, in 2023, offset by payments related to the acquisition of FourCubed in 2022.

For the six months ended June 30, 2023, cash provided by financing activities was $4,368,556, as compared to cash provided by financing activities of $2,975,971 recorded for the six months ended June 30, 2022. In February 2023, a securities purchase agreement entered into with a current shareholder of the Company, pursuant to which the Company issued the investor the Debenture in the aggregate principal amount of $4,400,000 for a purchase price of $4,000,000. The Company also drew down $879,349 from its line of credit with Platinum Bank in the first six months of 2023. The overall increase was offset by repayments of debt totaling $503,293 and payments of debt issue costs totaling $7,500 in the 2023 six-month reporting period.

Liquidity and Capital Resources

We will require additional capital to support our growth plans and such capital may not be available on reasonable terms or at all. There is substantial doubt about our ability to continue as a going concern.

As of June 30, 2023, we had negative working capital of $10,384,544. For the six months ended June 30, 2023, we incurred a net loss from continuing operations of $5,970,904 representing a 43% decrease from a loss from continuing operations of $10,599,807 for the six months ended June 30, 2022. In the pursuit of SharpLink’s long-term growth strategy and the development of its fan activation and conversion software and related businesses, the Company has sustained continued operating losses. To fund anticipated future losses from operations, the Company secured additional financing through a $3,250,000 term loan in January 2022, as described in Note 7 - Debt. In addition, as described in Note 6, on February 13, 2023, the Company entered into a Revolving Credit Agreement with Platinum Bank and executed a revolving promissory note of $7,000,000. Moreover, on February 14, 2023, the Company entered into the SPA with Alpha, a current shareholder of the Company, pursuant to which the Company issued to Alpha and the Debenture in the aggregate principal amount of $4,400,000 for a purchase price of $4,000,000.

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

Off-Balance Sheet Arrangements

On June 30, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases accounted for prior to January 1, 2022, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

Our opinion is that inflation did not have a material effect on our operations for the six months ended June 30, 2023.

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

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023 and concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the three and six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal Proceedings

None.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

SharpLink Gaming Ltd.

Dated: August 14, 2023	By:	/s/ Rob Phythian
Rob Phythian
Chief Executive Officer

Dated: August 14, 2023	By:	/s/ Jason Lee
Jason Lee
Corporate Controller
(Interim Principal Financial and Accounting Officer)

