Form 10-Q
period 2023-09-30
SharpLink Gaming Ltd.
filed 2023-11-13
CIK 1025561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 13, 2023, there were 2,863,734 Ordinary Shares, nominal value NIS 0.60 per share, issued and outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS:	3

	Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022(unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34

ITEM 4.	CONTROLS AND PROCEDURES	34

PART II		35

ITEM 1.	LEGAL PROCEEDINGS	35

ITEM 1A.	RISK FACTORS	35

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES	35

ITEM 3.	DEFAULT UPON SENIOR SECURITIES	35

ITEM 4.	MINE SAFETY DISCLOSURES	35

ITEM 5.	OTHER INFORMATION	35

ITEM 6.	EXHIBITS	35

SIGNATURES		36

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHARPLINK GAMING LTD.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current Assets
Cash	$49,309,668	$39,324,529
Restricted cash	14,874,585	11,132,957
Accounts receivable	1,394,340	776,530
Unbilled receivables	128,879	47,000
Contract assets	99,410	219,116
Deferred prize expense	5,349,300	356,158
Prepaid expenses and other current assets	1,770,813	744,275
Current assets from discontinued operations	389,000	1,310,000
Total current assets	73,315,995	53,910,565

Investment, cost	200,000	200,000
Equipment, net	61,796	60,218
Right-of-use asset - operating lease	264,381	230,680
Intangibles
Intangible assets, net	3,970,213	3,727,933
Goodwill	6,916,095	6,916,095
Total assets	$84,728,480	$65,045,491

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$2,584,120	$2,125,707
Contract liabilities	8,448,201	2,166,451
Prize liability	11,585,038	6,061,434
Customer deposits	49,147,991	42,171,589
Line of credit	8,745,034	4,120,651
Current portion of long-term debt	1,054,954	1,018,918
Current portion of convertible debt, net of discount	4,372,963	-
Current portion of lease liability	56,369	31,070
Current liabilities from discontinued operations	821,498	1,215,213
Total current liabilities	86,816,168	58,911,033

Long-Term Liabilities
Deferred tax liability	24,689	6,206
Debt, less current portion	2,142,338	2,931,698
Lease liability, less current portion	209,202	210,037
Total liabilities	89,192,397	62,058,974

Commitments and Contingencies
Stockholders’ Equity
Series A-1 preferred stock, NIS 0.60 par value; authorized shares: 260,000; issued and outstanding shares: 7,202 and 6,630, respectively; liquidation preference: $117,009 and $138,414, respectively	1,440	1,326
Series B preferred stock, NIS 0.60 par value; authorized shares: 370,000; issued and outstanding shares: 12,481 liquidation preference: $529,122 and $595,245, respectively	2,496	2,496
Ordinary shares, NIS 0.60 par value; authorized shares 9,290,000 issued and outstanding shares: 2,833,734 and 2,688,541, respectively	566,770	537,731
Treasury stock, nine ordinary shares at cost	(29,000)	(29,000)
Additional paid-in capital	77,723,094	76,039,604
Accumulated deficit	(82,728,717)	(73,565,641)
Total stockholders’ equity (deficit)	(4,463,917)	2,986,517
Total liabilities and stockholders’ equity (deficit)	$84,728,480	$65,045,491

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK GAMING LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenues	$3,269,924	$1,292,674	$9,917,671	$4,940,264
Cost of revenues	2,133,604	1,104,695	6,472,399	4,034,837
Gross profit	1,136,320	187,979	3,445,272	905,427

Operating expenses
Selling, general, and administrative expenses	3,595,072	2,105,178	11,014,991	8,664,818
Goodwill and intangible asset impairment expenses	-	-	-	4,726,000
Total operating expenses	3,595,072	2,105,178	11,014,991	13,390,818
Operating loss	(2,458,752)	(1,917,199)	(7,569,719)	(12,485,391)

Other income and expense
Interest income	541,784	6,922	1,191,046	30,424
Interest expense	(450,577)	(32,397)	(1,167,940)	(86,815)
Other expense	(5,347)	-	(81,990)	-
Change in fair value of convertible debenture	(324,205)	-	(1,002,243)	-
Total other income and expense	(238,345)	(25,475)	(1,061,127)	(56,391)

Net loss before income taxes	(2,697,097)	(1,942,674)	(8,630,846)	(12,541,782)
Provision for income tax expenses	4,450	300	41,600	1,000
Net loss from continuing operations	(2,701,547)	(1,942,974)	(8,672,446)	(12,542,782)
Net loss from discontinued operations, net of tax	(148,000)	(104,633)	(441,997)	(1,360,286)

Net loss	$(2,849,547)	$(2,047,607)	$(9,114,443)	$(13,903,068)

Numerator for basic and diluted net loss per share:
Net loss from continuing operations available to ordinary shareholders	$(2,701,760)	$(1,945,221)	$(8,722,940)	$(12,550,870)
Net loss from discontinued operations available to ordinary shareholders	(148,000)	(104,633)	(441,997)	(1,360,286)
	(2,849,760)	(2,049,854)	(9,164,937)	(13,911,156)

Denominator for basic and diluted net loss per share:
Weighted average shares outstanding	2,863,607	2,361,974	2,736,583	2,361,974

Net loss per share - Basic and diluted
Net loss from continuing operations per share	$(0.94)	$(0.82)	$(3.19)	$(5.31)
Net loss from discontinued operations per share	(0.05)	(0.04)	(0.16)	(0.58)
Net loss per share	$(0.99)	$(0.86)	$(3.35)	$(5.89)

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK GAMING LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

							Additional			Total
	Ordinary shares		Series A-1 preferred stock		Series B preferred stock		Paid-In	Treasury	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	stock	deficit	equity

Balance, December 31, 2021	2,236,615	$447,346	5,474	$1,094	12,481	$2,496	$72,101,783	$(29,000)	$(58,332,263)	$14,191,456

Net loss	-	-	-	-	-	-	-	-	(7,044,529)	(7,044,529)
Stock-based compensation expense	-	-	-	-	-	-	380,685	-	-	380,685
Dividends on Series B preferred stock in Series A-1 preferred stock	-	-	-	-	-	-	-	-	-	-
Balance, March 31, 2022	2,236,615	447,346	5,474	1,094	12,481	2,496	72,482,468	(29,000)	(65,376,792)	7,527,612

Net loss	-	-	-	-	-	-	-	-	(4,810,932)	(4,810,932)
Stock-based compensation expense	-	-	-	-	-	-	1,864,841	-	-	1,864,841
Dividends on Series B preferred stock in Series A-1 preferred stock	-	-	407	82	-	-	(82)	-	-	-
Balance, June 30, 2022	2,236,615	$447,346	5,881	$1,176	12,481	$2,496	$74,347,227	$(29,000)	$(70,187,724)	$4,581,521

Net loss	-	-	-	-	-	-	-	-	(2,047,607)	(2,047,607)
Stock-based compensation expense	-	-	-	-	-	-	108,333	-	-	108,333
Dividends on Series B preferred stock in Series A-1 preferred stock	-	-	250	50	-	-	(50)	-	-	-
Balance, September 30, 2022	2,236,615	$447,346	6,131	$1,226	12,481	$2,496	$74,455,510	$(29,000)	$(72,235,331)	$2,642,247

Balance, December 31, 2022	2,688,541	$537,731	6,630	$1,326	12,481	$2,496	$76,039,605	$(29,000)	$(73,565,641)	$2,986,517

Net loss	-	-	-	-	-	-	-	-	(2,823,738)	(2,823,738)
Stock-based compensation expense	-	-	-	-	-	-	152,034	-	-	152,034
Warrants issued in conjunction with convertible debenture	-	-	-	-	-	-	1,174,229	-	-	1,174,229
Dividends on Series B preferred stock in Series A-1 preferred stock	-	-	250	50	-	-	(50)	-	-	-
Balance, March 31, 2023	2,688,541	537,731	6,880	1,376	12,481	$2,496	77,365,818	(29,000)	(76,389,379)	1,489,042

Net loss	-	-	-	-	-	-	-	-	(3,441,158)	(3,441,158)
Stock-based compensation expense	-	-	-	-	-	-	167,630	-	-	167,630
Deemed dividend on Series B preferred stock anti-dilutive provision	-	-	-	-	-	-	48,633	-	(48,633)	-
Dividends on Series B preferred stock in Series A-1 preferred stock	-	-	250	50	-	-	(50)	-	-	-
Balance, June 30, 2023	2,688,541	$537,731	7,130	$1,426	12,481	$2,496	$77,582,031	$(29,000)	$(79,879,170)	$(1,784,486)

Net loss	-	-	-	-	-	-	-	-	(2,849,547)	(2,849,547)
Stock-based compensation expense	-	-	-	-	-	-	170,116	-	-	170,116
Issuance of ordinary shares for cashless exercised warrants	121,479	24,296	-	-	-	-	(24,296)	-	-	-
Issuance of ordinary shares to SportsHub shareholders which were previously reserved for future issuance	23,714	4,743	-	-	-	-	(4,743)	-	-	-
Deemed dividend on Series B preferred stock anti-dilutive provision	-	-	-	-	-	-	-	-	-	-
Dividends on Series B preferred stock in Series A-1 preferred stock	-	-	72	14	-	-	(14)	-	-	-
Balance, September 30, 2023	2,833,734	$566,770	7,202	$1,440	12,481	$2,496	$77,723,094	$(29,000)	$(82,728,717)	$(4,463,917)

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK GAMING LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
Includes cash flow activities from both continuing and discontinued operations	2023	2022

Operating activities
Net loss from continuing operations	$(8,672,446)	$(12,542,782)
Net loss from discontinued operations, net of tax	$(441,997)	$(1,360,286)
Net loss	$(9,114,443)	$(13,903,068)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	600,492	866,204
Amortization of loan costs	8,153	-
Amortization of warrant and debt discount	327,962	-
Amortization of prepaid stock issued for services	129,000	-
Change in fair value of convertible debenture	1,002,243	-
Accrued interest on convertible debenture	216,987	-
Deferred tax expense	18,483	977
Stock-based compensation expense	489,780	2,353,859
Non-cash lease expense	(9,237)	-
Write-off of amounts related to acquisition of FourCubed	-	4,726,000
Gain on disposal of equipment	-	(480)
Changes in assets and liabilities
Accounts receivable	(617,810)	397,857
Unbilled receivable	(81,879)	(12,122)
Contract assets	119,706	(182,383)
Deferred prize expense	(4,993,142)	-
Prepaid expenses and other current assets	(1,155,538)	(123,834)
Accounts payable and accrued expenses	458,414	(485,741)
Contract liabilities	6,281,750	(13,900)
Customer deposits and other current liabilities	12,585,290	-

Net cash provided by (used for) operating activities – continuing operations	6,266,211	(6,376,631)
Net cash provided by (used for) operating activities - discontinued operations	(53,000)	873,319
Net cash used for operating activities	6,213,211	(5,503,312)

Investing activities
Proceeds from sale of equipment	-	4,993
Payments relating to the acquisition of FourCubed	-	(441,523)
Capital expenditures for equipment	(25,850)	(21,406)
Capital expenditures for internally developed software	(818,500)	(135,449)

Net cash used for investing activities	(844,350)	(593,385)
Net cash used for investing activities – discontinued operations	-	(10,443)
Net cash used for investing activities - continuing operations	(844,350)	(603,828)

Financing activities
Net advances to and proceeds from affiliate	-	(61,079)
Proceeds from convertible debenture	4,000,000	-
Proceeds from debt	-	3,250,000
Proceeds from line of credit	4,629,349	-
Repayments of debt	(758,943)	(397,993)
Payments of debt issue costs	(7,500)	(25,431)
Net cash generated by financing activities	7,862,906	2,765,497

Net change in cash and restricted cash	13,231,767	(3,341,643)

Cash and restricted cash, beginning of period	51,105,486	7,780,671
Less cash from discontinued operations	153,000	1,441,873
Cash and restricted cash, end of period	64,184,253	$2,997,155

Reconciliation of Cash and Restricted Cash
Cash	$49,309,668	$2,997,115
Restricted cash	14,874,585	-
Total cash and restricted cash	$64,184,253	$2,997,155

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	485,531	80,848
Cash paid for taxes	86,320	19,916

Non-cash financing activities
Deemed dividend on Series B preferred stock	48,633	-
Discount on convertible debenture and purchase warrant	1,574,229	-
Dividends on Series B preferred stock in Series A-1 preferred stock	1,861	8,088
Extension of maturity of operating lease liability	77,742	-

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK GAMING LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by SharpLink Gaming Ltd. (the “Company,” “SharpLink,” formerly Mer Telemanagement Services or “MTS”, “we,” or “our”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2023 and December 31, 2022, its results of operations and cash flows for the nine months ended September 30, 2023 and 2022. The condensed consolidated balance sheet as of December 31, 2022, has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.

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

Nature of Business

The Company is an Israeli-based corporation. SharpLink is a leading online technology company that connects sports fans, leagues and sports websites to relevant and timely sports betting and iGaming content. SharpLink uses proprietary, intelligent, online conversion technology and direct-to-player (“D2P”) performance marketing strategies to convert sports fans into sports bettors and online casino game players for licensed, online sportsbook and casino operators. Further, SharpLink, through its SportsHub Games Network Inc. (“SportsHub”) reporting unit, owns and operates an online gaming business that primarily facilitates daily and seasonal peer-to-peer fantasy contests for its end users. The Company also operates a website that provides a variety of services to private fantasy league commissioners, including secure online payment options, transparent tracking and reporting of transactions, payment reminders, in-season security of league funds, and facilitation of prize payouts. SportsHub was acquired by the Company on December 22, 2022.

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

Reclassifications

Certain reclassifications were made to the balance sheet as of December 31, 2022 to conform to the September 30, 2023 method of presentation. Certain reclassifications were made to the consolidated statements of operations for the nine months ended September 30, 2022 to conform to the September 30, 2023 method of presentation. These reclassifications had no effect on reported total current assets, total assets, total current liabilities, total liabilities, total stockholder’s equity, or revenues.

Note 2 - Going Concern

In the pursuit of SharpLink’s long-term growth strategy and the development of its fan activation and conversion software and related businesses, the Company has sustained continued operating losses. During the nine months ended September 30, 2023 and September 30, 2022, the Company had a net loss from continuing operations of $8,672,446 and $12,542,782 respectively; and cash provided by operating activities from continuing operations of $6,266,211 and cash used for operating activities from continuing operations ($6,376,631), respectively. To fund anticipated future planned losses from operations, on February 13, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with Alpha Capital Anstalt (“Alpha”), a current shareholder of the Company, on February 14, 2023, pursuant to which the Company issued to Alpha an 8% Interest Rate, 10% Original Issue Discount, Senior Convertible Debenture (the “Debenture”) in the aggregate principal amount of $4,400,000 for a purchase price of $4,000,000. In addition, on February 13, 2023, SharpLink, Inc., a Minnesota corporation and wholly owned subsidiary of the Company, entered into a Revolving Credit Agreement with Platinum Bank, a Minnesota banking corporation and executed a revolving promissory note of $7,000,000.

The Company is continually evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, equity financing, issuing, or restructuring debt, entering into other financing arrangements, and restructuring operations to increase revenues and decrease expenses. The Company may be unable to access further equity or debt financing when needed or obtain additional liquidity under acceptable terms, if at all. As such, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period.

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

Note 4 - Additional Balance Sheet Information

Equipment, net

Equipment consists of computers, furniture and fixtures and is presented net of accumulated depreciation of $125,006 and $100,733 as of September 30, 2023 and December 31, 2022, respectively. Depreciation expense for the three months ended September 30, 2023 and 2022 was $8,858 and $5,454 respectively and $24,272 and $18,243 for the nine months ended September 30, 2023 and 2022, respectively.

Intangible assets, net

Intangible assets, net of accumulated amortization as of September 30, 2023 and December 31, 2022 consisted of the following:

	Weighted-average
	amortization period	Cost, Net of	Accumulated
	(years)	Impairment	Amortization	Net
Balance, September 30, 2023
Customer relationships	5 - 10	$2,643,000	$586,234	$2,056,766
Acquired technology	3 - 5	1,433,357	1,245,668	187,689
Tradenames	6	640,000	83,407	556,593
Internally developed software	5	1,145,902	435,221	710,681
Software in development	N/A	458,484	-	458,484
		$6,320,743	$2,350,530	$3,970,213

Balance, December 31, 2022
Customer relationships	5 – 10	$2,643,000	$280,636	$2,362,364
Acquired technology	3 - 5	1,437,050	1,201,739	235,311
Tradenames	6	640,000	3,405	636,595
Internally developed software	5	749,147	288,530	460,617
Software in development	N/A	33,046	-	33,046
		$5,502,243	$1,774,310	$3,727,933

Amortization expense on intangible assets was $199,883 and $271,768 for the three months ended September 30, 2023 and 2022, respectively, and $576,220 and $841,983 for the nine months ended September 30, 2023 and 2022, respectively.

Goodwill

Goodwill as of September 30, 2023 and December 31, 2022 consisted of the following:

	Sports Gaming Client Services	Sports Hub Gaming	Affiliate Marketing Services - International	Total
Balance as of December 31, 2022	$381,000	$4,919,928	$1,615,167	$6,916,095
Goodwill	-	-	-	-
Less: Impairment charges	-	-	-	-
Balance as of September 30, 2023	$381,000	$4,919,928	$1,615,167	$6,916,095

Note 5 - Acquisitions

SportsHub Games Network, Inc. (“SportsHub”)

Description of the Transaction

On December 22, 2022, SharpLink, through its wholly owned subsidiary, SHGN Acquisition Corp (“Acquirer” or the “Merger Subsidiary”) acquired all of the outstanding capital stock of SportsHub (the “SportsHub Acquisition”), via an Agreement and Plan of Merger, dated as of September 6, 2022 (the “SportsHub Merger Agreement”). In accordance with the terms of the SportsHub Merger Agreement between the Acquirer, SportsHub and an individual acting as the SportsHub stockholders’ representative (the “Stockholder Representative”):

●	SharpLink issued an aggregate of 431,926 ordinary shares to the equity holders of SportsHub, on a fully diluted basis, including 377,985 ordinary shares actually issued on December 22, 2022 and an additional aggregate of 53,941 shares being held in escrow as well as shares held in escrow for indemnifiable losses and for the reimbursement of expenses incurred by the Stockholder Representative in performing his duties pursuant to the SportsHub Merger Agreement. An additional aggregate of 40,585 ordinary shares were reserved for future issuance, including 23,714 ordinary shares reserved for SportsHub shareholders who had yet to provide the applicable documentation required in connection with the SportsHub Acquisition and were issued in June 2023 when the documentation was available. 13,975 ordinary shares underlying the options and 2,896 ordinary shares underlying the warrants remain unissued until the options and/or warrants are exercised.

●	SportsHub merged with and into the Merger Subsidiary, with the Merger Subsidiary remaining as the surviving corporation and wholly owned subsidiary of SharpLink.

●	SportsHub, which owned 889,380 ordinary shares of SharpLink prior to the SportsHub Acqusition, distributed those shares to its stockholders immediately prior to the consummation of the SportsHub Acqusition. These shares were not part of the purchase consideration.

●	SharpLink assumed $5,387,850 of SportsHub’s debt as purchase consideration.

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

As of September 30, 2023, the calculation and allocation of the purchase price to tangible and intangible assets and liabilities are final as well as the recognition and disclosure over warrant and stock option equity awards, see Notes 11 and 12.

Transaction Costs

SharpLink’s transaction costs incurred in connection with the SportsHub Acquisition were $83,866 for the year ended December 31, 2022. These costs were primarily comprised of professional fees, recorded in selling, general and administrative expenses in the consolidated statement of operations. The transaction costs are not expected to be deductible for tax purposes.

Unaudited Pro Forma Information

The following unaudited supplemental pro forma financial information presents the financial results for the nine months ended September 30, 2022 as if the SportsHub Acquisition had occurred on January 1, 2022. The pro forma financial information includes, where applicable, adjustments for: (i) a reduction in amortization expense of $574,343 would have been recognized related to the acquired intangible assets in 2022 and (ii) transaction costs and other one-time non-recurring costs which increased expenses by $83,866 in 2022.

The pro forma financial information excludes adjustments for estimated cost synergies or other effects of the integration of SportsHub:

September 30, 2022

Revenues	$8,379,821

Loss from continuing operations	(13,873,171)
Less: dividends accrued on series B preferred stock	(8,088)
Net loss from continuing operations available to ordinary shareholders	(13,881,259)

Net income (loss) from discontinued operations, net of tax, available to ordinary shareholders	(1,360,286)
Net loss available to ordinary shareholders	(15,241,545)

Basic and diluted:
Net loss from continuing operations per share	$(5.88)
Net loss from discontinued operations per share	(0.58)
Net loss per share	$(6.45)

The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the SportsHub Acquisition been completed as of the date indicated or the results that may be obtained in the future.

Note 6 – Line of Credit

The Company, through the SportsHub Acquisition, has available a variable rate (9.0% as  of September 30, 2023) bank line of credit for $5,000,000, expiring June 15, 2025. There was $5,000,000 outstanding as of September 30, 2023.

On February 13, 2023, the Company entered into a Revolving Credit Agreement with Platinum Bank (the “Lender”) and executed a variable rate (9.0% as of September 30, 2023) revolving promissory note of $7,000,000, expiring January 26, 2025. As collateral, the Company granted a security interest in and to all of the Company’s right, title and interest in certain assets on account at Platinum Bank, together with all financial assets, security entitlements with respect to such financial assets, investment property, securities and other property, to secure the payment and performance of the revolving credit agreement. There was $3,750,000 outstanding as of as of September 30, 2023. The Company incurred $7,500 in debt issuance costs associated with the revolving note, which are presented net within the line of credit on the balance sheet and amortized on a method which approximates the effective interest method to interest expense on the consolidated statement of operations.

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

The remaining principal balance outstanding on the term loan is $2,238,062 as of September 30, 2023, of which $639,567 is due within the next year. In addition to customary non-financial covenants, the term loan requires FCAC to maintain a minimum quarterly debt service coverage ratio, defined as adjusted EBITDA divided by debt service (interest expense and mandatory debt principal repayment) of 1.20. The Company was in compliance with the debt service coverage ratio as of September 30, 2023.

Included in the SportsHub Acquisition was a $2,000,000 term loan agreement with a financial institution. The agreement bears annual interest at a rate of 5.50% percent and requires a fixed monthly payment of $38,202, consisting of principal and interest, through the term loan’s maturity, which is December 9, 2025. Included in the term loan liability is $29,975 of loan initiation fees associated with the agreement which are presented net within debt on the consolidated balance sheet and amortized on a method which approximates the effective interest method to interest expense on the consolidated statement of operations. The remaining principal balance outstanding on the term loan is $970,986 as of September 30, 2023, of which $415,387 is due within the next year.

A summary of the debt agreements is noted below:

September 30, 2023

Note Payable – Bank, $2,000,000 principle, secured by assets of SportsHub	$970,986
Note Payable – Bank, $3,250,000 principle, secured by assets of FCAC	2,238,062
3,209,048
Less unamortized debt issuance costs	11,756
Less current portion	1,054,954
Long-term debt	$2,142,338

The outstanding amount of debt as of September 30, 2023, matures by year as follows:

Year	Amount
For the remaining three months ended December 31, 2023	$259,181
2024	1,066,696
2025	1,120,612
2026	700,256
2027	62,303
$3,209,048

The term loan contains a parent company guaranty, which states that the Company will enter into a guaranty agreement in favor of FCAC, pursuant to which the Company will guarantee the repayment of the loan, not later than 30 days following the Company’s anticipated redomicile to the United States, see Note 19.

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

At the time of execution, on February 14, 2023, the Company recorded an initial debt discount of $383,333 based on the allocation of fair value for the Debenture, which will be amortized into interest expense over term of the Debenture. For the period from February 14 through September 30, 2023, the Company recognized ($1,002,243) change in fair value of the convertible Debenture which is reflected in Other income and expense in the condensed consolidated statement of operations and $83,333 for the amortization of the OID, which is included in interest expense on the condensed consolidated statement of operations.

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

At the time of execution, the Company classified the Warrant as an equity contract and performed an initial fair value measurement. As the Warrant was issued with the sale of the Debenture, the value assigned to the Warrant was based on an allocation of proceeds, subject to the allocation to the Debenture. The Company recorded a debt discount for the Warrant of $1,174,229, based on the Black Scholes option-pricing model which was calculated independently of the fair value of the Debenture, and recorded the Warrant as additional paid in capital in the condensed consolidated balance sheet as of September 30, 2023. Amortization of the debt discount amounted to $244,631 for the period ended September 30, 2023 and is included in interest expense on the condensed consolidated statements of operations.

The following provides a summary of the Convertible Debenture recorded at fair value as of September 30, 2023:

Principle amount of convertible debenture at issuance:	$4,400,000
Unamortized discount for warrants	(929,598)
Unamortized discount for OID	(316,669)
Accrued interest expense	216,987
Change in fair value	1,002,243
Balance of convertible debenture as of September 30, 2023:	4,372,963

Note 9 - Fair Value

In accordance with fair value accounting guidance, the Company determines fair value based on the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The inputs used to measure fair value are classified into the following hierarchy:

●	Level 1: Unadjusted quoted prices in active markets for identical instruments that are accessible as of the measurement date

●	Level 2: Other significant pricing inputs that are either directly or indirectly observable

●	Level 3: Significant unobservable pricing inputs, which result in the use of management’s own assumptions

As disclosed in Note 8, the Debenture and the Warrant were reported at fair value at issuance. The   Debenture is adjusted to fair value on a recurring basis with changes in fair value recorded through the Company’s condensed consolidated statements of operations as other income (expense) for the nine months ended September 30, 2023.

The following table sets forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy on September 30, 2023:

	Convertible Debenture	Purchase Warrant
Level I	$-	$-
Level II	$-	$-
Level III	$4,372,963	$1,174,229
Total	$4,372,963	$1,174,229

The following table presents a reconciliation of the beginning and ending balances of the Debenture measured at fair value on a recurring basis that uses significant unobservable inputs (Level 3) and the related expenses and losses recorded in the consolidated statement of operations during the nine months ended September 30, 2023.

Fair Value, December 31, 2022	$-
Issuance of convertible debenture	2,825,771
Accretion for discount for warrants	244,629
Accretion for discount for OID	83,333
Interest expense	216,987
Change in fair value	1,002,243
Fair Value, September 30, 2023	$4,372,963

The fair value of the Debenture was determined using a Monte Carlo Simulation (“MCS”) which incorporates the probability and timing of the consummation of a Fundamental Transaction event and conversion of the Debenture as of the valuation date.

The MCS implied a discount rate at issuance that resulted in a total value to the debenture and warrants that equated to the transaction proceeds. This discount rate was 75.28% at issuance and was calibrated to the September 30, 2023 valuation date by comparing the B rated commercial paper credit spread at both dates. B spreads as follows:

Issuance February 14, 2023	4.13%
Fair Value September 30, 2023	2.81%

On September 30, 2023, the Company valued the Debenture using a Monte Carlo Simulation model using the value of the underlying stock price of $1.60, exercise price of $8.75, expected dividend rate of 0%, risk-free interest rate of 4.83% and volatility of 66.3%. The Company estimated the term of the warrant to be 2.38 years.

Note 10 - Convertible Preferred Stock

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

Dividends - Holders of each share of Series B preferred stock shall be entitled to receive cumulative dividends until the second anniversary of the Original Issue date of July 26, 2021 at the rate per share (as a percentage of the stated value per share) of 8% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on the first such date after the issuance of such share of Series B preferred stock and on each conversion date in cash, or at the Company’s option, in duly authorized, validly issued, fully paid and non-assessable shares of preferred A-1 shares, or a combination thereof. In accordance with the Series B preferred stock terms, dividends of Series A-1 preferred stock are accrued on a quarterly basis, within additional paid in capital. A total of 7,202 shares at a value of $326,356 have been recorded in additional paid in capital as of the year ended September 30, 2023. The Company stopped accruing dividends as of July 26, 2023.

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

Anti-Dilution Adjustment – If and whenever the Company issues of sells ordinary shares for a consideration price that is less than the Series B Preferred Shares Conversion Price, then immediately after such Dilutive Issuance, the Conversion Price of the Series B Preferred Shares shall be reduced to equal the Discounted Per Share Ordinary Share Purchase Price and the holders are entitled to receive a number of conversion shares, but in no event shall the Conversion Price become lower than the greater of (i) $2.00 or  (ii) 20% of the closing price on the Trading Day immediately prior to the Effective Date   .

Deemed Dividend – On February 14, 2023, the Company executed an SPA with a current shareholder of the Company (see Note 8) which triggered the anti-dilution adjustment for Series B Preferred Shares. As such, the Company recognized a deemed dividend of $48,633 for an additional 16,486 shares in incremental share value as an adjustment to accumulated deficit and additional paid in capital for the period ended September 30, 2023.

The Company had total shares outstanding of no share of Preferred A outstanding as of September 30, 2023 and 2022. As of September 30, 2023 and 2022, the Company had 7,202 and 6,131 Preferred Series A-1 and 12,481 and 12,481 shares of Series B Preferred Stock outstanding, respectively.

Note 11 - Warrants

In conjunction with the Convertible Debenture and Warrant issuance on February 14, 2023, 266,667 warrants that were previously issued to Alpha on November 19, 2021 were revalued on February 14, 2023, reducing the exercise price from $45.00 per warrant share to $0.60 per warrant share. The Company performed a Black Scholes model for the re-pricing of the warrants using the value of the underlying stock price of $5.10 stock price, exercise price of $0.60, expected dividend rate of 0%, risk-free interest rate of 4.04% and volatility of 52.57% and remaining term of 2.9 years. These same assumptions were applied to the Warrant as discussed in Note 8. The value allocated to the warrants on November 19, 2021 was $11,435 and recorded in Additional Paid-In Capital. The fair value of the re-priced warrants on February 15, 2023 was $1,218,205, an increase of $1,206,771. The incremental value of the warrants is also recorded in Additional Paid-In Capital as of September 30, 2023 as a deemed dividend.

On June 6, 2023, an investor exercised 125,359 warrants via a cashless exercise for 121,479 ordinary shares.

On June 14, 2023, the Company filed a registration statement on Form S-1 (file number: 333-272652) with the SEC to register 266,667 ordinary shares issuable upon exercise of the purchase warrants issued to Alpha in November 2021. The registration statement on Form S-1 was deemed effective on September 29, 2023.

During the nine months ended September 30, 2023, the Company recognized 3,015 warrants acquired during the SportsHub Acquisition, see Note 5. The warrants have an exercise price of $17.90 and expire October 29, 2028.

Following is a summary of the Company’s warrant activity for the nine-month period ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding as of December 31, 2022	400,359	$0.82	2.83
Previously issued regular warrants	(266,667)	(45.00)	0.49
Revalued regular warrants	266,667	0.60	0.49
Exercised	(125,359)	(0.01)	-
Issued and vested	883,015	4.15	3.34
Outstanding as of September 30, 2023	1,158,015	$3.43	3.84

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

The fair value of each stock option grant is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

September 30, 2023

Expected volatility	53.6-116.6%
Expected dividends	0.0%
Expected term (years)	5.7
Risk-free rate	3.4 – 4.3%
Fair value of ordinary shares on grant date	$1.70 – $4.03

The summary of activity under the plans as of September 30, 2023, and change during the nine months ended September 30, 2023 is as follows:

		Weighted	Weighted average
		average	remaining	Aggregate
Options	Shares	exercise price	contractual term	intrinsic value
Outstanding as of December 31, 2022	288,914	11.40		7,750
Granted	155,755	4.46
Exercised	—	—
Acquired[1]	14,552	14.16
Forfeited	(7,112)	5.70
Expired	(1,413)	8.84
Outstanding as of September 30, 2023	450,696	9.21	8.9	4,000

Exercisable as of September 30, 2023	211,949	11.47	8.5	4,000

[1]	During the nine months ended September 30, 2023, the Company recognized 14,552 options that were acquired during the SportsHub Acquisition, see Note 5. The options have an exercise price of $14.16 and expire December 21, 2032. The options were fully vested upon the SportsHub acquisition.

Unamortized stock compensation expense of $894,970 as of September 30, 2023, will be amortized through 2026 and has a weighted average recognition period of three years.

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

The Enterprise TEM segment is a global provider of solutions for telecommunications expense management, enterprise mobility management, call usage and accounting software. The segment’s TEM solutions allow enterprises and organizations to make smarter choices with their telecommunications spending at each stage of the service lifecycle, including allocation of cost, proactive budget control, fraud detection, processing of payments and spending forecasting. The Enterprise TEM segment is reflected as discontinued operations in 2023 and 2022 and was sold on December 31, 2022. See Note 16.

Any intercompany revenues or expenses are eliminated in consolidation.

A measure of segment assets and liabilities has not been currently provided to the Company’s chief operating decision maker and is therefore not presented below.

Summarized financial information for the Company’s reportable segments for the three and nine months ended September 30, 2023 and 2022 are shown below:

For the three months ended September 30, 2023:

	Affiliate Marketing Services - United States	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Enterprise TEM	Total

Revenues	$231,921	$1,191,964	$420,100	$1,425,939	$-	$3,269,924
Cost of revenues	167,109	840,308	628,499	497,688	-	2,133,604
Loss from operations	(1,741,432)	(114,696)	(274,914)	(327,710)	-	(2,458,752)
Loss from discontinued operations	-	-	-	-	(148,000)	(148,000)
Net income (loss)	$(2,338,783)	$(140,399)	$(276,374)	$54,009	$(148,000)	$(2,849,547)

For the three months ended September 30, 2022:

	Affiliate Marketing Services - United States	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Enterprise TEM	Total

Revenues	$114,972	$760,585	$417,117	$-	$-	$1,292,674
Cost of revenues	25,484	489,808	589,403	-	-	1,104,695
Loss from operations	(1,439,115)	(143,500)	(334,584)	-	-	(1,917,199)
Loss from discontinued operations	-	-	-	-	(104,633)	(104,633)
Net income (loss)	$(1,432,493)	$(175,897)	$(334,584)	$-	$(104,633)	$(2,047,607)

For the nine months ended September 30, 2023:

	Affiliate Marketing Services - United States	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Enterprise TEM	Total

Revenues	$817,268	$3,325,128	$2,183,644	$3,591,631	$-	$9,917,671
Cost of revenues	574,841	2,300,084	2,325,107	1,272,367	-	6,472,399
Loss from operations	(5,834,870)	(312,551)	(366,747)	(1,055,551)	-	(7,569,719)
Loss from discontinued operations	-	-	-	-	(441,997)	(441,997)
Net income (loss)	$(7,548,726)	$(394,124)	$(368,207)	$(361,389)	$(441,997)	$(9,114,443)

For the nine months ended September 30, 2022:

	Affiliate Marketing Services - United States	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Enterprise TEM	Total

Revenues	$285,004	$2,524,547	$2,130,713	$-	$-	$4,940,264
Cost of revenues	70,771	1,533,373	2,430,693	-	-	4,034,837
Loss from operations	(6,811,370)	(5,050,662)	(623,359)	-	-	(12,485,391)
Loss from discontinued operations	-	-	-	-	(1,360,286)	(1,360,286)
Net income (loss)	$(6,781,946)	$(5,137,477)	$(623,359)	$-	$(1,255,654)	$(13,903,068)

Summarized revenues by country in which the Company operated for the three and nine months ended September 30, 2023 and 2022 are shown below:

Three Months Ended September 30, 2023	Affiliate Marketing Services - United States	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Total

United States	$231,921	$-	$420,100	$1,425,939	$2,077,960
Rest of World	-	1,191,964	-	-	1,191,964
Revenues	$231,921	$1,191,964	$420,100	$1,425,939	$3,269,924

Three Months Ended September 30, 2022

United States	$114,972	$-	$417,117	$-	$532,089
Rest of World	-	760,585	-	-	760,585
Revenues	$114,972	$760,585	$417,117	$-	$1,292,674

Nine Months Ended September 30, 2023	Affiliate Marketing Services - United States	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Total

United States	$817,268	$-	$2,183,644	$3,591,631	$6,592,543
Rest of World	-	3,325,128	-	-	3,325,128
Revenues	$817,268	$3,325,128	$2,183,644	$3,591,631	$9,917,671

Nine Months Ended September 30, 2022

United States	$285,004	$-	$2,130,713	$-	$2,415,717
Rest of World	-	2,524,547	-	-	2,524,547
Revenues	$285,004	$2,524,547	$2,130,713	$-	$4,940,264

The Company does not have material tangible long-lived assets in foreign jurisdictions.

The Company’s Sports Gaming Client Services and Affiliate Marketing Services – International segments derive a significant portion of their revenues from several large customers. The table below presents the percentage of consolidated revenues derived from large customers:

	September 30, 2023	September 30, 2022

Customer A	15%	39%
Customer B	14%	4%
Customer C	7%	15%

Note 14 - Revenue Recognition

The Company combines its revenue into the following categories:

For the three months ended September 30, 2023	Affiliate Marketing Services - U.S.	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Total
Software-as-a-service	$74,554	$-	$420,100	$-	$494,654
Fee revenue	-	-	-	1,425,939	1,425,939
Services and other	157,367	1,191,964	-	-	1,349,331
Total	$231,921	$1,191,964	$420,100	$1,425,939	$3,269,924

For the three months ended September 30, 2022	Affiliate Marketing Services - U.S.	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Total
Software-as-a-service	$111,227	$-	$417,117	$-	$528,344
Fee revenue	-	-	-	-	-
Services and other	3,745	760,585	-	-	764,330
Total	$114,972	$760,585	$417,117	$-	$1,292,674

For the nine months ended September 30, 2023	Affiliate Marketing Services - U.S.	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Total
Software-as-a-service	$216,778	$-	$2,183,644	$-	$2,400,422
Fee revenue	-	-	-	3,591,631	3,591,631
Services and other	600,490	3,325,128	-	-	3,925,618
Total	$817,268	$3,325,128	$2,183,644	$3,591,631	$9,917,671

For the nine months ended September 30, 2022	Affiliate Marketing Services - U.S.	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Total
Software-as-a-service	$281,259	$-	$2,130,713	$-	$2,411,972
Fee revenue	-	-	-	-	-
Services and other	3,745	2,524,547	-	-	2,528,292
Total	$285,004	$2,524,547	$2,130,713	$-	$4,940,264

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

The Company follows a five-step model to assess each sale to a customer; identify the legally binding contract, identify the performance obligations, determine the transaction price, allocate the transaction price, and determine whether revenue will be recognized at a point in time or over time. Revenue recognized point in time and over time is presented by period below:

For the three months ended September 30, 2023:

	Affiliate Marketing Services - U.S.	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Total
Point in time	$157,367	$1,191,964	$-	$360,088	$1,709,419
Over time	74,554	-	420,100	1,065,851	1,560,505
Total	$231,921	$1,191,964	$420,100	$1,425,939	$3,269,924

For the three months ended September 30, 2022:

	Affiliate Marketing Services - U.S.	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Total
Point in time	$3,745	$760,585	$-	$-	$764,330
Over time	111,227	-	417,117	-	$528,344
Total	$114,972	$760,585	$417,117	$-	$1,292,674

For the nine months ended September 30, 2023:

	Affiliate Marketing Services - U.S.	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Total
Point in time	$600,490	$3,325,128	$-	$1,031,113	$4,956,731
Over time	216,778	-	2,183,644	2,560,518	4,960,940
Total	$817,268	$3,325,128	$2,183,644	$3,591,631	$9,917,671

For the nine months ended September 30, 2022:

	Affiliate Marketing Services - U.S.	Affiliate Marketing Services - International	Sports Gaming Client Services	SportsHub Gaming Network	Total
Point in time	$3,745	$2,524,547	$-	$-	$2,528,292
Over time	281,259	-	2,130,713	-	$2,411,972
Total	$285,004	$2,524,547	$2,130,713	$-	$4,940,264

The Company’s assets and liabilities related to its contracts with customers were as follows:

	September 30, 2023	December 31, 2022

Accounts receivable	$1,394,340	$776,530
Unbilled revenue	128,879	47,000
Contract assets	99,410	219,116
Contract liabilities	(8,448,201)	(2,166,451)

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

The Company recognized contract assets related to direct costs incurred to fulfil the contracts. These costs are primarily labor costs associated with the development of the software. The Company defers these costs and amortizes them into cost of revenues over the period revenues are recognized.

The activity in the contract assets for the nine months ended September 30, 2023 is as follows:

Amount
Balance as of December 31, 2022	$219,116
Labor costs expensed	(577,956)
Labor costs deferred	458,250
Balance as of September 30, 2023	$99,410

The Company recognizes contract liabilities for cash received from its users prior to recognition of revenue to fulfil its contracts. The payments received are primarily from the Company’s operation of its own online gaming business. The Company defers the revenue and recognizes it throughout the online game’s respective season.

The activity in the contract liabilities for the nine months ended September 30, 2023 is as follows:

Amount
Balance as of December 31, 2022	$(2,166,451)
Revenue recognized or reclassified	10,374,078
Deferred revenue	(16,655,828)
Balance as of September 30, 2023	$(8,448,201)

All contract liabilities at September 30, 2023 and December 31, 2022 were recognized as revenue or expected to be recognized within the next fiscal year. All other activity in contract liabilities is due to the timing of invoices in relation to the timing of revenue as described above.

Contracted but unsatisfied performance obligations were approximately $410,110   and $850,000 as of September 30, 2023 and December 31, 2022, respectively, of which the Company expects to recognize the entire amount in revenue over the next year.

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

The Company had three customers that accounted for approximately 36% of revenue for the nine months ended September 30, 2023. There was $451,035 due from these customers at September 30, 2023.

The Company had three customers that accounted for approximately 59% of revenue for the nine months ended September 30, 2022. There was $322,085 due from these customers at September 30, 2022.

Note 15 – Income Taxes

On a quarterly basis, we estimate our annual effective tax rate and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. The effective tax rate for the nine-month period ended September 30, 2023 was (0.32%); and for the nine-month period ended September 30, 2022, it was (0.01)%.

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

In June 2022, the Company’s board of directors authorized management to enter into negotiations to sell MTS. The Company negotiated a Share and Asset Purchase Agreement which was closed on December 31, 2022. The majority of the assets of the primary reporting unit within MTS were sold. The assets and liabilities remaining post transaction are in the process of winding down subsequent to the year ended December 31, 2022. Accordingly, the assets and liabilities of the MTS business are separately reported as assets and liabilities from discontinued operations as of September 30, 2023 and December 31, 2022. The results of operations and cash flows of MTS for all periods are separately reported as discontinued operations.

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

A reconciliation of the major classes of line items constituting the loss from discontinued operations, net of income taxes as presented in the condensed consolidated statements of operations for the nine months ended September 30, 2023 and 2022 (unaudited) is summarized in the table below.

Summary Reconciliation of Discontinued Operations

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022

Revenues	$-	$862,239	$-	$2,732,069

Cost of Revenues	3,500	435,896	10,500	1,480,072

Gross (Loss) Profit	(3,500)	426,343	(10,500)	1,251,997

Operating Expenses
Selling, general, and administrative expenses	139,000	548,435	416,997	1,391,726
Goodwill and intangible asset impairment expense	-	-	-	1,224,671
Total operating expenses	139,000	548,435	416,997	2,616,397

Operating Loss	(142,500)	(122,092)	(427,497)	(1,364,400)

Other Income and Expense	(3,500)	20,459	(10,500)	8,114
Total other income and expense	(3,500)	20,459	(10,500)	8,114

Loss Before Income Taxes	(146,000)	(101,633)	(437,997)	(1,356,286)

Provision for income tax expenses	2,000	3,000	4,000	4,000

Loss from discontinued operations	$(148,000)	$(104,633)	$(441,997)	(1,360,286)

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the Company classified as discontinued operations as of September 30, 2023 (unaudited) and December 31, 2022:

	September 30, 2023	December 31, 2022
	(Unaudited)
Carrying amounts of major classes of assets included as part of discontinued operations:

Current Assets
Cash	$153,000	$648,000
Accounts receivable, net of allowance	69,000	191,000
Prepaid expenses and other current assets	164,000	187,000
Equipment, net	3,000	5,000
Other Assets	-	279,000
Total current assets	$389,000	$1,310,000

	September 30, 2023	December 31, 2022
	(Unaudited)
Carrying amounts of major classes of liability included as part of discontinued operations:

Current Liabilities
Accrued expenses	$82,100	$374,879
Contract liabilities	3,000	2,000
Other current liabilities	736,398	838,274
Total current liabilities	$821,498	$1,215,153

Note 17 – Net Loss Per Share

The calculation of loss per share and weighted-average shares of the Company’s ordinary shares outstanding for the periods presented are as follows:

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Net loss from continuing operations	$(2,701,547)	$(1,942,974)	$(8,672,446)	$(12,542,782)
Less: deemed dividends on Series B preferred stock	-	-	(48,633)	-
Less: dividends on series B preferred stock	(213)	(2,247)	(1,861)	(8,088)
Net loss from continuing operations available to ordinary shareholders	(2,701,760)	(1,945,221)	(8,722,940)	(12,550,870)

Net income (loss) from discontinued operations, net of tax, available to ordinary shareholders	(148,000)	(104,633)	(441,997)	(1,360,286)
Net loss available to ordinary shareholders	$(2,849,760)	$(2,049,854)	$(9,164,937)	$(13,911,156)

Basic and diluted weighted-average shares outstanding	2,863,607	2,361,974	2,736,583	2,361,974

Basic and diluted:
Net loss from continuing operations per share	$(0.94)	$(0.82)	$(3.19)	$(5.31)
Net income (loss) from discontinued operations per share	(0.05)	(0.04)	(0.16)	(0.58)
Net loss per share	$(0.99)	$(0.86)	$(3.35)	$(5.89)

The redeemable Series B convertible preferred stock is a participating security, whereby if a dividend is declared to the holders of ordinary shares, the holders of preferred stock would participate to the same extent as if they had converted the preferred stock to ordinary shares.

For the periods presented, the following securities were not required to be included in the computation of diluted shares outstanding:

Schedule of computation of diluted shares outstanding:

	September 30, 2023	September 30, 2022
Stock options	450,696	258,412
Series A-1 preferred stock	7,202	6,131
Series B preferred stock	12,481	12,481
SportsHub warrants	3,015	-
Prefunded warrants	-	125,359
MTS warrants	8,333	8,333
Purchase warrants	880,000	-
Regular warrants	266,667	266,667
Total	1,628,394	677,383

Note 18 – Related Party Transactions

The Company uses Brown & Brown (“Brown”) as an insurance broker. Brown is considered a related party as an executive of Brown serves on the board of directors for the Company. The Company paid $700,975 and $921,640   for the nine months ending September 30, 2023 and 2022, respectively for insurance coverage brokered by Brown. The Company’s director earned no commissions for the placement of these policies.

The Company leases office space in Canton, Connecticut from CJEM, LLC, which is owned by an officer and director of the Company. The Company paid rent expense of $28,800 for the nine months ended September 30, 2023 and 2022 related to this lease.

Note 19 – Subsequent Events

The Company performed an evaluation of subsequent events for potential recognition and disclosure past the date of the financial statements’ issuance.

Pending Domestication Merger

On June 14, 2023, the Company (or “SharpLink Israel”), SharpLink Gaming, Inc., a Delaware corporation and a wholly owned subsidiary of SharpLink Israel (“SharpLink US”), and SharpLink Merger Sub Ltd., an Israeli company and a wholly owned subsidiary of SharpLink US (“Domestication Merger Sub”), entered into an Agreement and Plan of Merger and Reorganization (as amended July 24, 2023, the “Domestication Merger Agreement”), pursuant to which Domestication Merger Sub will be merged with and into SharpLink Israel, with SharpLink Israel being the surviving entity and continuing as a wholly  owned subsidiary of SharpLink US (the “Domestication Merger”).

Under the Domestication Merger Agreement, SharpLink Israel will become a wholly owned subsidiary of a Delaware corporation by the Domestication Merger Sub merging with and into SharpLink Israel, with SharpLink Israel surviving the Domestication Merger and becoming a wholly owned subsidiary of SharpLink US. In connection with the Domestication Merger, all SharpLink Israel ordinary shares, par value NIS 0.60 per share (the “SharpLink Israel Shares”), outstanding immediately prior to the Domestication Merger will convert, on a one-for-one basis, into the right to receive, and become exchangeable for, shares of common stock of SharpLink US, par value $0.0001 per share (the “SharpLink US Common Stock”), and all preferred shares, options and warrants of SharpLink Israel outstanding immediately prior to the Domestication Merger will be converted into or exchanged for equivalent securities of SharpLink US. The Debenture issued to Alpha on February 15, 2023, convertible into SharpLink Israel Shares, will be convertible into shares of SharpLink US Common Stock at the same price and on the same other terms and any interest paid thereunder in shares will be paid in SharpLink US Common Stock. By virtue of the Domestication Merger, all of the SharpLink Israel Shares and SharpLink Israel Preferred Shares shall represent the right to receive the applicable SharpLink US Common Stock and Preferred Stock, shall be deemed to have been transferred to SharpLink US in exchange for the right to receive such applicable SharpLink US Common Stock and Preferred Stock, and each holder of a certificate or of evidence of shares in book-entry account, representing any certificated or non-certificated SharpLink Israel Shares or SharpLink Israel Preferred Shares, shall cease to have any rights with respect thereto, except the right to receive the applicable SharpLink US Common Stock and Preferred Stock.

The proxy statement/registration statement on Form S-4 (file number: 333-272655), as amended, was originally filed with the SEC by SharpLink Israel and SharpLink US on June 15, 2023, and declared effective by the SEC on October 23, 2023. SharpLink Israel’s Board of Directors has set October 30, 2023 as the record date for shareholders to vote, by proxy or in person, on approving and adopting the Domestication Merger Agreement and the transactions contemplated therein at an Extraordinary General Meeting of Shareholders that will be held on November 29, 2023 at 11:00 A.M. Central time at the Company’s corporate office located at 333 Washington Avenue North, Suite 104, Minneapolis, Minnesota 55401.

Change in Share Capital

On October 24, 2023, the Company held an Extraordinary General Meeting of Shareholders (the “Meeting”) at which shareholders approved the adoption of an amendment to the Company’s amended and restated articles of association to increase authorized share capital of the Company from 9,290,000 Ordinary Shares, nominal value NIS 0.60 per share, to 100,000,000 Ordinary Shares, nominal value NIS 0.60 per share and a corresponding amendment to the Company’s memorandum of association.

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

As of September 30, 2023, the Company’s state regulatory initiatives have resulted in SharpLink being licensed and/or authorized to operate in 26 U.S. states, the District of Columbia, Puerto Rico and Ontario, Canada, which represents most of the legal online betting market in North America.

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

Nasdaq Notice

On May 23, 2023, SharpLink received a notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that SharpLink is no longer in compliance with the equity standard for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500,000 under the net equity standard. As of SharpLink Quarterly Report on Form 10-Q for the three and nine-month periods ended September 30, 2023, SharpLink reported an accumulated stockholders’ deficit of $82,728,717 and total stockholders’ deficit of $4,463,917 respectively. SharpLink currently does not meet the alternative standards for market value of listed securities or net income from continuing operations, thus SharpLink is not in compliance with Nasdaq’s Listing Rule.

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

Pending Domestication Merger

On June 14, 2023, the Company (or “SharpLink Israel”), SharpLink Gaming, Inc., a Delaware corporation and a wholly owned subsidiary of SharpLink Israel (“SharpLink US”), and SharpLink Merger Sub Ltd., an Israeli company and a wholly owned subsidiary of SharpLink US (“Domestication Merger Sub”), entered into an Agreement and Plan of Merger and Reorganization (as amended July 24, 2023, the “Domestication Merger Agreement”), pursuant to which Domestication Merger Sub will be merged with and into SharpLink Israel, with SharpLink Israel being the surviving entity and continuing a wholly owned subsidiary of SharpLink US (the “Domestication Merger”).

Under the Domestication Merger Agreement, SharpLink Israel will become a wholly owned subsidiary of a Delaware corporation by the Domestication Merger Sub merging with and into SharpLink Israel, with SharpLink Israel surviving the Domestication Merger and becoming a wholly owned subsidiary of SharpLink US. In connection with the Domestication Merger, all SharpLink Israel ordinary shares, par value NIS 0.60 per share (the “SharpLink Israel Shares”), outstanding immediately prior to the Domestication Merger will convert, on a one-for-one basis, into the right to receive, and become exchangeable for, shares of common stock of SharpLink US, par value $0.0001 per share (the “SharpLink US Common Stock”), and all preferred shares, options and warrants of SharpLink Israel outstanding immediately prior to the Domestication Merger will be converted into or exchanged for equivalent securities of SharpLink US. The 8% Interest Rate, 10% Original Issue Discount, Senior Convertible Debenture in the aggregate principal amount of $4,400,000 (as amended, the “Debenture”) issued to Alpha Capital Anstalt (“Alpha”) on February 15, 2023, convertible into SharpLink Israel Shares, will be convertible into shares of SharpLink US Common Stock at the same price and on the same other terms and any interest paid thereunder in shares will be paid in SharpLink US Common Stock. By virtue of the Domestication Merger, all of the SharpLink Israel Shares and SharpLink Israel Preferred Shares shall represent the right to receive the applicable SharpLink US Common Stock and Preferred Stock, shall be deemed to have been transferred to SharpLink US in exchange for the right to receive such applicable SharpLink US Common Stock and Preferred Stock, and each holder of a certificate or of evidence of shares in book-entry account, representing any certificated or non-certificated SharpLink Israel Shares or SharpLink Israel Preferred Shares, shall cease to have any rights with respect thereto, except the right to receive the applicable SharpLink US Common Stock and Preferred Stock.

The proxy statement/registration statement on Form S-4 (file number: 333-272655), as amended, was originally filed with the SEC by SharpLink Israel and SharpLink US on June 15, 2023, and declared effective by the SEC on October 23, 2023. SharpLink Israel’s Board of Directors has set October 30, 2023 as the record date for shareholders to vote, by proxy or in person, on approving and adopting the Domestication Merger Agreement and the transactions contemplated therein at an Extraordinary General Meeting of Shareholders that will be held on November 29, 2023 at 11:00 A.M. Central time at the Company’s corporate office located at 333 Washington Avenue North, Suite 104, Minneapolis, Minnesota 55401.

Change in Share Capital

On October 24, 2023, the Company held an Extraordinary General Meeting of Shareholders (the “Meeting”) at which shareholders approved the adoption of an amendment to the Company’s amended and restated articles of association to increase authorized share capital of the Company from 9,290,000 Ordinary Shares, nominal value NIS 0.60 per share, to 100,000,000 Ordinary Shares, nominal value NIS 0.60 per share and a corresponding amendment to the Company’s memorandum of association.

Three and Nine Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues	$3,269,924	$1,292,674	$1,977,250	153.0%
Cost of Revenues	2,133,604	1,104,695	1,028,909	93.1%
Gross profit	1,136,320	187,979	948,341	504.5%
Gross profit percentage	34.8%	14.5%
Total operating expenses	3,595,072	2,105,178	1,489,894	70.8%
Operating loss from continuing operations	(2,458,752)	(1,917,199)	(541,553)	28.2%
Total other income (expenses)	(238,345)	(25,475)	(212,870)	835.6%
Net loss before income taxes	(2,697,097)	(1,942,674)	(754,423)	38.8%
Provision for income taxes	4,450	300	4,150	1383.3%
Net loss from continuing operations	(2,701,547)	(1,942,974)	(758,573)	39.0%
Net income (loss) from discontinued ops, net of tax	(148,000)	(104,633)	(43,367)	41.49%
Net loss	$(2,849,547)	$(2,047,607)	$(801,940)	39.2%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues	$9,917,671	$4,940,264	$4,977,407	100.8%
Cost of Revenues	6,472,399	4,034,837	2,437,562	60.4%
Gross profit	3,445,272	905,427	2,539,845	280.5%
Gross profit percentage	34.7%	18.3%
Total operating expenses	11,014,991	13,390,818	(2,375,827)	-17.7%
Operating loss from continuing operations	(7,569,719)	(12,485,391)	4,915,672	-39.4%
Total other income (expenses)	(1,061,127)	(56,391)	(1,004,736)	1781.7%
Net loss before income taxes	(8,630,846)	(12,541,782)	3,910,936	-31.2%
Provision for income taxes	41,600	1,000	40,600	4060.0%
Net loss from continuing operations	(8,672,446)	(12,542,782)	3,870,336	-30.9%
Net income (loss) from discontinued ops, net of tax	(441,997)	(1,360,286)	918,289	-67.5%
Net loss	$(9,114,443)	$(13,903,068)	$4,788,625	-34.4%

Revenues

For the three-month periods ended September 30, 2023 and 2022, revenues climbed 153% to $3,269,924 from $1,292,674, respectively, due primarily to revenue contribution from SportsHub Games Network Inc. (“SportsHub”), which was merged with SharpLink on December 22, 2022, coupled with revenue growth in all other SharpLink’s business units. More specifically, revenues from our Affiliate Marketing Services – United States business unit increased to $231,921 from $114,972 on a comparable quarter-over-quarter basis. Likewise, revenue from our Affiliate Marketing Services – International business unit totaled $1,191,964 for the three months ended September 30, 2023, which compared to $760,585 for the same three months in the prior year. Revenues from the development of free-to-play games by our Sports Gaming Client Services saw a modest improvement, increasing to $420,100 from $417,117 for the three months ended September 30, 2023 and 2022, respectively.

For the same reasons mentioned above, total revenues for the nine months ended September 30 2023 and 2022 more than doubled, increasing 101% to $9,917,671 from $4,940,264, respectively. On a segmented basis, nine-month revenues from our Affiliate Marketing Services – United States business unit totaled $817,268 in 2023 which compared to $285,004 for the same nine-month reporting period in 2022. Total revenues from our Affiliate Marketing Services – International business unit rose to $3,325,128 compared to $2,524,547 for the nine months ended September 30, 2023 and 2022, respectively. Our Sports Gaming Client Services group contributed $2,183,644 towards total revenues for the nine-months ended September 30, 2023, up from $2,130,713 reported for the nine months ended September 30, 2022. Revenues from SportsHub totaled $3,591,631 for the first nine months of 2023, which compared to $0 for the same period in 2022 due to the timing of the merger in December 2022.

Gross Profit

Gross profit for the three and nine months ended September 30, 2023 and 2022, improved significantly, rising to $1,136,320, increasing 505% from $187,979 for the comparable three-month reporting periods, respectively; and increasing 281% to $3,445,272 compared to $905,427 for the nine months ended September 30, 2023 and 2022, respectively. Gross profit margin for the three months ended September 30, 2023 improved to 35%, which compared to 15% for the same three months in 2022; and gross profit margin increased to 35% from 18% for the nine months ended September 30, 2023 and 2022, respectively.

Operating Expenses

For the three months ended September 30, 2023, total operating expenses increased 71% to $3,595,072, up from $2,105,178 for the three months ended September 30, 2022. The increase was attributable solely to higher selling, general and administrative expenses attributable primarily to our December 2022 merger with SportsHub as well as expansion initiatives associated with our Affiliate Marketing Services business units. For the nine months ended September 30, 2023 and 2022, operating expenses declined 18% to $11,014,991 from $13,390,818 due largely to a goodwill and intangible asset impairment expense of $4,726,000 recorded in the nine-month period ended September 30, 2022.

Operating Loss from Continuing Operations

Operating loss increased 28% to $2,458,752 for the three months ended September 30, 2023 compared to an operating loss of $1,917,199 for the three-month period ended September 30, 2022. For the nine months ended September 30, 2023 and 2022, operating loss decreased 39% to $7,569,719 from $12,485,391, respectively, due largely to a goodwill and intangible asset impairment expense of $4,726,000 booked in the nine-month period ended September 30, 2022.

Net Loss from Continuing Operations

For the reasons detailed above and after factoring in an expense in total other income and expense of $238,345 and provision for income taxes of $4,450, net loss from continuing operations for the three months ended September 30, 2023 totaled $2,701,547, a 39% increase from $1,942,974 reported for the same three months in the prior year after factoring total other income and expense of $25,475 and provision for income taxes of $300.

For the nine months ended September 30, 2023, the Company’s net loss from continuing operations improved 31%, declining to $8,672,446 after factoring an expense of $1,061,127 in total other income and expense and provision for income taxes of $41,600. This compared to a net loss from continuing operations of $12,542,782 for the nine months ended September 30, 2022 after factoring $56,391 in total other expense and a provision for income taxes of $1,000.

During the three- and nine-month reporting periods in 2023, total other income and expense was largely attributable to interest and other expenses associated with the Company’s bank lines of credit, coupled with accounting for the change in fair value of its convertible debenture offset by higher interest income earned on its cash on hand.

Net Income (Loss) from Discontinued Operations

Net loss from discontinued operations of SharpLink’s legacy MTS business increased to $148,000 for the three months ended September 30, 2023, which compared to a net loss from discontinued operations of $104,633 for the three months ended September 30, 2023. For the nine months ended September 30, 2023, net loss from discontinued operations of the legacy MTS business totaled $441,997, down 68% from $1,360,286 reported for the same nine months in 2022.

Net Loss Available to Ordinary Shareholders

For all of the aforementioned reasons, the total net loss available to ordinary shareholders increased 39% to $2,849,760, or $0.99 loss per share, which compared to a net loss attributable to shareholders of $2,049,854 or $0.86 loss per share, for the same three months in 2022. For the nine months ended September 30, 2023, the total net loss available to ordinary shareholders was $9,164,937, or $3.35 loss per share, reflecting a 34% decline when compared to a total net loss attributable to shareholders of $13,911,156, or $5.89 loss per share, reported for the comparable nine-month period in the previous year.

Cash Flows

As of September 30, 2023, the Company had $49,309,668 in cash and $14,874,585 in restricted cash, as compared to cash of $39,324,529 and restricted cash of $11,132,957 as of December 31, 2022. For the nine months ended September 30, 2023, cash provided by operations from continuing activities was $6,266,211, which compared to cash used in operations from continuing activities of $6,376,631 for the first nine months ended September 30, 2022. The increase in cash and in restricted cash was primarily attributable to fantasy sports league entry fees collected for the 2023-2024 NFL season as well as entry fees for the 2023 MLB season, offset by payouts for fantasy sports prizes following the end of the 2022-2023 NFL season that occurred in January in addition to normal working capital spend.

For the nine months ended September 30, 2023, cash used in investing activities from continuing operations was $844,350, which compared to $593,385 for the nine months ended September 30, 2022. The increase in cash used in investing activities was largely attributable to an increase in capital expenditures associated with ongoing development of our C4 sports betting conversion technology and new generative Artificial Intelligence solution, Betsense, in 2023, as well as payments related to the acquisition of FourCubed in 2022.

For the nine months ended September 30, 2023, cash provided by financing activities was $7,862,906, as compared to cash provided by financing activities of $2,765,497 recorded for the nine months ended September 30, 2022. In February 2023, a securities purchase agreement entered into with a current shareholder of the Company, pursuant to which the Company issued the investor a convertible debenture in the aggregate principal amount of $4,400,000 for proceeds of $4,000,000. The Company also drew down $4,629,349 from its line of credit with Platinum Bank in the first nine months of 2023. The overall increase was offset by repayments of debt totaling $758,943 and payments of debt issue costs totaling $7,500 in the 2023 nine-month reporting period.

Liquidity and Capital Resources

We will require additional capital to support our growth plans and such capital may not be available on reasonable terms or at all. There is substantial doubt about our ability to continue as a going concern.

As of September 30, 2023, we had negative working capital of $13,500,173. For the nine months ended September 30, 2023, we incurred a net loss from continuing operations of $8,672,446 representing a 31% decrease from a loss from continuing operations of $12,542,782 for the nine months ended September 30, 2022. In the pursuit of SharpLink’s long-term growth strategy and the development of its fan activation and conversion software and related businesses, the Company has sustained continued operating losses. To fund anticipated future losses from operations, the Company secured additional financing through a $3,250,000 term loan in January 2022, as described in Note 7 - Debt. In addition, as described in Note 6, on February 13, 2023, the Company entered into a Revolving Credit Agreement with Platinum Bank and executed a revolving promissory note of $7,000,000. Moreover, on February 14, 2023, the Company entered into the SPA with Alpha, a current shareholder of the Company, pursuant to which the Company issued to Alpha a convertible debenture in the aggregate principal amount of $4,400,000 for proceeds of $4,000,000.

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

Off-Balance Sheet Arrangements

On September 30, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases accounted for prior to January 1, 2022, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

Our opinion is that inflation did not have a material effect on our operations for the nine months ended September 30, 2023.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

New Accounting Pronouncements

There were certain updates recently issued by the Financial Accounting Standards Board (“FASB”), most of which represented technical corrections to the accounting literature or application to specific industries or situations and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023 and concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the three and nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal Proceedings

None.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.	RECENT SALES OF UNREGISTERED EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer and principal accounting officer

101.INS	Inline XBRL INSTANCE DOCUMENT
101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SharpLink Gaming Ltd.

Dated: November 13, 2023	By:	/s/ Rob Phythian
Rob Phythian
Chief Executive Officer

Dated: November 13, 2023	By:	/s/ Robert DeLucia
Robert DeLucia
Chief Financial Officer

